Form 10QSB
period 2000-09-30
ROYAL WATERLILY INC
filed 2000-11-17
CIK 1120691

--------------------------------------------------------------------------------




                UNITED STATES SECURITEIS AND EXCHANGE OCMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                  For quarterly period ended September 30, 2000

                                       OR

                TRANSITION REPORT PURSUANT OT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from _________, 19__, to ______, 19__.

                         Commission File Number 0-31211
                            CUSIP NUMBER 78074 V 108

                              ROYAL WATERLILY, INC.
                              ---------------------
               (Exact Name of Registrant as Specified in Charter)

           NEVADA                                      86-0840145
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

                  1-A Driemarkweg, Winterswijk, The Netherlands
                  ---------------------------------------------

                               011-31-543-533-136
                               ------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

                              X   YES             NO
                             ---              ---

There were 3,000,000 shares of the Registrant's $.0001 par value common stock as of September 30, 2000

Transitional Small Business Format (check one) Yes  X     No
                                                   ---       ---


--------------------------------------------------------------------------------

                     ROYAL WATERLILY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------












                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                     ROYAL WATERLILY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------








                              Financial Statements

                              Royal Waterlily, Inc.

                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                     ROYAL WATERLILY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------





                              ROYAL WATERLILY, INC.

                              FINANCIAL STATEMENTS

                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)








                                    CONTENTS


FINANCIAL STATEMENTS:

    BALANCE SHEET FOR SEPTEMBER 30, 2000 (UNAUDITED)..........................................1
    STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
        SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)...............................................2
    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
        SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)...............................................3
    NOTES TO FINANCIAL STATEMENTS...........................................................4-8


                     ROYAL WATERLILY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------


                                                                                                September 30, 2000
                                                                                                ------------------
                                                                                                    (unaudited)
                                     ASSETS
                                 Current assets
    Cash                                                                                         $      61,281
    Trade accounts receivable                                                                           88,382
    Due from related party                                                                              22,708
    Inventory                                                                                           76,793
    Income taxes receivable                                                                             68,329
    Prepaid expenses                                                                                     5,878
                                                                                                 -------------
       Total current assets                                                                            323,371

Property and equipment                                                                                 362,674
Accumulated depreciation                                                                              (139,675)
                                                                                                 -------------
    Net property and equipment                                                                         222,999

Other                                                                                                   32,089
                                                                                                 -------------
                                                                                                 $     578,459
                                                                                                 =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                               Current liabilities
    Bank line of credit                                                                          $      79,598
    Accounts payable                                                                                   363,794
    Payroll and other taxes payable                                                                     29,546
    Due to related parties                                                                             557,223
    Warranty reserve                                                                                    54,649
    Other                                                                                              202,471
                                                                                                 -------------
       Total current liabilities                                                                     1,287,281

Long-term warranty reserve                                                                             552,560

Deferred revenue                                                                                     6,931,586

Commitments and contingencies

                        Stockholders' equity (deficiency)
    Preferred stock, $.001 par value, authorized 5,000,000, none outstanding
    Common stock, $.001 par value, authorized 45,000,000 shares;
      issued and outstanding 3,000,000                                                                   3,000
    Additional paid-in capital                                                                       1,161,180
    Accumulated other comprehensive income                                                           1,926,522
    Accumulated deficit                                                                            (11,283,670)
                                                                                                 -------------
                                                                                                    (8,192,968)
                                                                                                 -------------
                                                                                                 $     578,459
                                                                                                 =============


     See accompanying notes to condensed consolidated financial statements.

                     ROYAL WATERLILY, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE INCOME (LOSS)

--------------------------------------------------------------------------------


                                                      Three months ended                Nine months ended
                                                  September 30, September 30,     September 30, September 30,
                                                      2000             1999           2000             1999
                                                      ----             ----           ----             ----
                                                           (unaudited)                     (unaudited)
Revenue
   Sales                                         $     711,350   $     529,400    $   1,571,576   $   1,764,358
   Gain on sale of installment contracts                42,683          30,993          134,043         114,353
   Commission                                            6,234           4,638           99,543          20,805
                                                 -------------   -------------    -------------   -------------
     Net revenue                                       760,267         565,031        1,805,162       1,899,516

Costs and expenses
   Material cost of sales                              154,786         247,433          501,602         998,418
   Sales and marketing                                 124,875         715,665          766,979       2,188,353
   General and administrative                          450,842         900,046        2,066,783       2,362,455
   Depreciation and amortization                        15,294          18,382           48,055          51,913
                                                 -------------   -------------    -------------   -------------
                                                       745,797       1,881,526        3,383,419       5,601,139
                                                 -------------   -------------    -------------   -------------

Operating income (loss)                                 14,470      (1,316,495)      (1,578,257)     (3,701,623)

Other expense (income)
   Interest income                                      (2,228)            179          (10,993)              -
   Interest expense                                     (5,928)         11,253           42,030          23,196
   Investment banking fees                                   -         650,000                -         650,000
                                                 -------------   -------------    -------------   -------------
                                                        (8,156)        661,432           31,037         673,196
                                                 -------------   -------------    -------------   -------------

Income (loss) before taxes                              22,626      (1,977,927)      (1,609,294)     (4,374,819)

Income taxes (benefit)                                  (4,856)           (848)         (16,290)        (58,802)
                                                 -------------   -------------    -------------   -------------


NET INCOME (LOSS)                                $      27,482   $  (1,977,079)   $  (1,593,004)  $  (4,316,017)
                                                 =============   =============    =============   =============

Basic net income (loss) per share                $         .01   $        (.66)   $        (.53)  $       (1.44)
                                                 =============   =============    =============   =============

Weighted average number of common
  shares outstanding                                 3,000,000       3,000,000        3,000,000       3,000,000
                                                 =============   =============    =============   =============

Comprehensive income (loss)
   Net income (loss)                             $      27,482   $  (1,977,079)   $  (1,593,004)  $  (4,316,017)
   Change in cumulative translation
     adjustment                                        709,175        (210,599)       1,102,203         376,741
                                                 -------------   -------------    -------------   -------------

     Comprehensive income (loss)                 $     736,657   $  (2,187,678)   $    (490,801)  $  (3,939,276)
                                                 =============   =============    =============   =============


     See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------


                                                                                        Nine months ended
                                                                                  September 30,    September 30,
                                                                                      2000             1999
                                                                                      ----             ----
                                                                                           (unaudited)
CASH FROM OPERATING ACTIVITIES
    Net loss                                                                      $  (1,593,004)  $  (4,316,017)
    Adjustments to reconcile net loss to net cash from operating activities
       Depreciation                                                                      48,055          51,913
       Gain on sale of installment contracts                                           (134,043)       (114,353)
       Stock issued for compensation                                                    491,200         650,000
       Deferred revenue                                                                 867,206       3,343,903
       Changes in operating assets and liabilities
       Accounts receivable                                                           (1,637,838)     (5,266,051)
          Inventory                                                                      67,094         (75,228)
          Refundable income taxes                                                       189,540        (251,392)
          Prepaid expenses and other                                                      1,454          33,082
          Accounts payable                                                              (30,806)        450,597
          Accrued expenses                                                              (83,070)        312,190
                                                                                  -------------   -------------
              Net cash from operating activities                                     (1,814,212)     (5,181,356)

CASH FROM INVESTING ACTIVITIES
    Proceeds from the sale of installment contracts                                   1,691,230       5,425,872
    Purchase of property and equipment                                                   (3,526)       (103,137)
    Increase in other assets                                                               (301)         (7,339)
                                                                                  -------------   -------------
       Net cash from investing activities                                             1,687,403       5,315,396

CASH FROM FINANCING ACTIVITIES
    Borrowings under bank line of credit                                                      -          97,852
    Dividends paid                                                                            -        (146,778)
                                                                                  -------------   -------------
       Net cash from investing activities                                                     -         (48,926)
                                                                                  -------------   -------------

Effect of exchange rate changes on cash                                                 (17,682)         (8,176)
                                                                                  -------------   -------------

Net change in cash                                                                     (144,491)         76,938

Cash at beginning of period                                                             205,772          83,660
                                                                                  -------------   -------------

Cash at end of period                                                             $      61,281   $     160,598
                                                                                  =============   =============


Supplemental disclosure of cash paid
    Interest paid                                                                 $       5,972   $      19,695
    Income taxes paid                                                                         -         192,589

Supplemental schedule of noncash investing and financing activities
    Stock issued for acquisition of public shell                                              -           2,000


     See accompanying notes to condensed consolidated financial statements.
--------------------------------------------------------------------------------

                     ROYAL WATERLILY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS: Royal Waterlily, Inc. (formerly Wapro Group, Inc.) (the Company), a Nevada corporation, is involved through its wholly owned Dutch subsidiaries (Wapro, B.V.; Premier Waterbedden, B.V.; Wekker Waterbedden B.V.; RayMark, B.V.; and RayPro, B.V.) in the manufacture and direct marketing of custom waterbeds in the Netherlands. In addition, the consolidated financial statements includes RayFin B.V. a brother-sister company in the business of providing financing services for the customers of the Company. Effective December 10, 1999 the RayFin B.V.'s stockholders contributed the stock of RayFin B.V. to the Company. The transaction was accounted for in a manner similar to a pooling of interest.

INTERIM RESULTS: The accompanying condensed consolidated balance sheet at September 30, 2000 and the condensed consolidated statements of operations and cash flows for the three- and nine-month periods ended September 30, 2000 and 1999 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results expected for the full calendar year. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the Company's December 31, 1999 financial statements and notes thereto contained in the Company's Form 10-SB Registration Statement filed in September 2000.

NOTE 2 - MANAGEMENT'S PLANS REGARDING CONTINUING OPERATIONS

Future operations of the Company are intended to continue. Management has reviewed operating results, replaced certain executives in the sales management team, and performed other analyses to improve product salability. In addition, the Company discontinued its cash-back incentive program during February 2000. The Company's continued existence is dependent upon its ability to achieve profitable operations and maintain adequate bank financing and working capital and its ability to sell its installment sales contracts. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SUBSEQUENT EVENTS

On June 1, 2000, the Company authorized and effectuated a 1 to 25 reverse stock split of all outstanding common shares of the Company. In addition, the Company recapitalized ownership and as a result, the Company recorded compensation expense of $491,200 during 2000 for certain shareholders and officers whose ownership interest increased as a result of this recapitalization. Further, on July 18, 2000, the Company changed its name to Royal Waterlily, Inc. The Company's calculation of loss per share has been restated to reflect the reverse stock split and the recapitalization.


--------------------------------------------------------------------------------

                     ROYAL WATERLILY, INC. AND SUBSIDIARIES
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Description of the Business" and the subheadings thereunder, such as "Risks Related to the Company's Business."

RESULTS OF OPERATIONS

The following table sets forth certain operations data for the three and nine months ended September 30, 2000 and 1999. This information should be read in conjunction with our financial statements and notes included elsewhere. This financial information has not been audited. However, this information includes all adjustments, consisting of only normal recurring adjustments, that we consider necessary for a fair presentation of the financial position, operating results, and cash flows for such periods. Results for the interim periods are not necessarily indicative of results for the full year or any future period.


                                                            Three Months Ended           Nine Months Ended
                                                               September 30,               September 30,
                                                           2000           1999          2000           1999
---------------------------------------------------------------------------------------------------------------
Revenue
    Sales                                              $  711,350    $    529,400   $  1,571,576   $  1,764,358
    Gain on sale of installment contracts                  42,683          30,993        134,043        114,353
    Commission                                              6,234           4,638         99,543         20,805
                                                       ----------    ------------   ------------   ------------
       Net revenue                                        760,267         565,031      1,805,162      1,899,516

Costs and expenses
    Material cost of sales                                154,786         247,433        501,602        998,418
    Sales and marketing                                   124,875         715,665        766,979      2,188,353
    General and administrative                            450,842         900,046      2,066,783      2,362,455
    Depreciation and amortization                          15,294          18,382         48,055         51,913
                                                       ----------    ------------   ------------   ------------
                                                          745,797       1,881,526      3,383,419      5,601,139
                                                       ----------    ------------   ------------   ------------

Operating income (loss)                                    14,470      (1,316,495)    (1,578,257)    (3,701,623)

Other expense (income)
    Interest income                                        (2,228)            179        (10,993)             -
    Interest expense                                       (5,928)         11,253         42,030         23,196
    Investment banking fees                                     -         650,000              -        650,000
                                                       ----------    ------------   ------------   ------------
                                                           (8,156)        661,432         31,037        673,196
                                                       ----------    ------------   ------------   ------------

Income (loss) before taxes                                 22,626      (1,977,927)    (1,609,294)    (4,374,819)

Income taxes (benefit)                                     (4,856)           (848)       (16,290)       (58,802)
                                                       ----------    ------------   ------------   ------------

    Net income (loss)                                  $   27,482    $ (1,977,079)  $ (1,593,004)  $ (4,316,017)
                                                       ==========    ============   ============   ============


--------------------------------------------------------------------------------

                                  (Continued)

                     ROYAL WATERLILY, INC. AND SUBSIDIARIES
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES: Revenues for the three months ended September 30, 2000 increased $195,236, or 35%, to $760,267 from $565,031 for the three months ended September 30, 1999. During 2000, there was a 44% decrease in waterbed unit sales from 1999. The sales of our waterbed units decreased primarily because of the loss of sales representatives and the discontinuance of the cash-back incentive program in February 2000. Because of the discontinuance of the cash-back program, the Company's recorded sales revenue has increased due to the elimination of any associated deferred revenue relating to the cash-back program. In addition, revenue from commissions and gain on sale of installment contracts increased from $35,631 in 1999 to $48,917 in 2000.

COSTS AND EXPENSES: Costs and expenses for the three months ended September 30, 2000 decreased $1,135,729, or 60%, to $745,797 from $1,881,526 for the three months ended September 30, 1999. This decrease is principally due to reductions in waterbed sales. In addition, during 2000, we streamlined our operations and made numerous cost cutting measures, which reduced sales, marketing, general and administrative expenses.

INTEREST EXPENSE: Interest expense for the three months of 2000 was $(5,928) versus $11,253 in 1999. This decrease is associated with a reversal of an interest over accrual to a related party.

NET INCOME (LOSS): Net income (loss) for the three months ended September 30, 2000 increased $1,949,597 to $27,482 compared to $1,977,927 loss reported for the three months ended September 30, 1999. The decrease was due to the various factors discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES: Revenues for the nine months ended September 30, 2000 decreased $94,354, or 5%, to $1,805,162 from $1,899,516. This decrease is attributed to a 50% decrease in waterbed unit sales. Because of the discontinuance of the cash-back program, the Company's recorded sales revenue has increased due to the elimination of any associated deferred revenue relating to the cash-back program.

COSTS AND EXPENSES: Costs and expenses decreased by $2,217,720, or 40%, to $3,383,419 from $5,601,139 for the nine months ended September 30, 1999. This decrease is principally due to decreases in numbers of personnel, decreases in cash-back premiums paid, and decreases in certain transportation costs. Total amounts charged to operations for cash-back premiums amounted to $213,343 for the nine months ended September 30, 2000 compared to $1,093,098 for the nine months ended September 30, 1999.

NET LOSS: Net loss for the nine months ended September 30, 2000 decreased $2,723,013, or 62%, to $1,593,004 compared to the $4,316,017 loss reported for the nine months ended September 30, 1999. The decrease was due to various factors discussed above.

--------------------------------------------------------------------------------

                                   (Continued)

                     ROYAL WATERLILY, INC. AND SUBSIDIARIES
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES: Our principal capital and liquidity needs historically have been related to funding the working capital, sales and marketing activities, developing the manufacturing infrastructure, and establishing customer service and support operations. Our capital needs have been predominantly met through our ability to sell customer lease contracts on a nonrecourse basis to financing institutions.

During April 1999, we entered into an agreement with a foundation affiliated with our shareholders to sponsor a cash-back incentive program for our customers. In return, we pay the foundation 18.5% of the total sales price of each waterbed sold under this incentive program. Under this program, the foundation agreed to refund the customer their purchase price of the watered after a 12.5-year period if certain conditions and restrictions are met. For the nine months ended September 30, 2000 and 1999, we expensed $213,343 and $1,093,098, respectively, for premiums paid to the foundation under this program. However, we obtained legal advice from counsel in the Netherlands indicating that our customers may have recourse against us under this cash-back incentive program. Accordingly, we have accounted for this revenue consistently with Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists." Consequently, we have deferred $800,086 and $3,210,885 of revenue for the nine months ended September 30, 2000 and 1999, respectively.

Net cash from operating activities was $(1,814,212) and $(5,181,356) for the nine months ended September 2000 and 1999, respectively. As described below, we sell our installment contracts to financial institutions. The proceeds received from these financial institutions offset the usages of cash from operating activities.

Net cash from investing activities was $1,687,403 and $5,315,396 for the nine months ended September 30, 2000 and 1999, respectively. The majority of the cash from investing activities is from proceeds on the sale of installment contracts. We sell these installment contracts to financial institutions on a nonrecourse basis.

On August 6, 1999, Autocapital, Inc. exchanged 57,450 shares of its common stock in exchange for each share of Wapro B.V. common stock. This transaction was accounted for as a reverse merger in accordance with Accounting Principles Board Opinion No. 16. As a result, the shareholders of Wapro B.V. retained the majority of the outstanding stock of Autocapital, Inc. after the merger. Autocapital, Inc. was a public shell company.

During January 1999, we established a bank line of credit of $106,045. The line bears interest at 1.75% over the bank's prime rate and is due on demand. Borrowings are secured by substantially all the assets of the Company and the guarantee of certain shareholders. This line also requires the Company to maintain certain financial covenants. As of December 31, 1999, we were in default of one of the financial covenants.

--------------------------------------------------------------------------------

                                  (Continued)

                     ROYAL WATERLILY, INC. AND SUBSIDIARIES
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


Management has reviewed operating results, replaced certain executives in the sales management team, and performed other analyses to improve product salability. In addition, we discontinued the cash-back incentive program described above. Our continued existence is dependent upon our ability to achieve profitable operations and maintain adequate bank financing and working capital, as well as our ability to sell our installment sales contracts.

RECENTLY ISSUED ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standards Board issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities." We are required to adopt FAS 133 for the year ending December 31, 2001. FAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we hold no derivative financial instruments and do not currently engage in hedging activities, adoption of FAS 133 is expected to have no material impact on our financial position or results of operations.

INTEREST RATE RISK: As of September 30, 2000, we have an outstanding balance of $79,598 under a bank line of credit with interest at prime rate plus 1.75%. A 10% movement in market interest rates would not significantly impact our financial position or results of operations.

                     ROYAL WATERLILY, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE INCOME (LOSS)

--------------------------------------------------------------------------------


                                     PART II

ITEM 1 - LEGAL PROCEEDINGS.  None.

ITEM 2 - CHANGES IN SECURITIES.  None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.  None.

ITEM 5 - OTHER MATTERS.  None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K



(a)     EXHIBITS INCLUDED HEREWITH ARE:
        (27) FINANCIAL DATA SCHEDULE

(b)     REPORTS ON FORM 8-K.  NONE.



SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THERETO DULY AUTHORIZED:

                                           ROYAL WATERLILY, INC.



DATED:    NOVEMBER 17, 2000                BY:   /s/   C. A. R. BONGERS
        -------------------                      -------------------------------
                                                  C. A. R. BONGERS
                                                  CHAIRMAN OF THE BOARD
                                                  CHIEF EXECUTIVE OFFICER



DATED:    NOVEMBER 17, 2000                BY:   /s/   G. J. HIETKAMP
        -------------------                      -------------------------------
                                                  G. J. HIETKAMP
                                                  EXECUTIVE VICE PRESIDENT,
                                                  CHIEF FINANCIAL OFFICER,
                                                  PRINCIPAL ACCOUNTING OFFICER,
                                                  SECRETARY AND DIRECTOR