Form 10KSB40
period 2000-12-31
ROYAL WATERLILY INC
filed 2001-03-30
CIK 1120691

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2000

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                         Commission File Number 0-31211

                              ROYAL WATERLILY, INC.
             (Exact name of registrant as specified in its charter)


           NEVADA                                       86-0840145
------------------------------              ------------------------------------
  (State or jurisdiction of                 (I.R.S. Employer Identification No.)
incorporation or organization)


                             1-a Driemarkweg 7102 EM
                          WINTERSWIJK, THE NETHERLANDS
               (Address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code: 011-31-543-534 -311
                Info@royalwaterlily.com / www.royalwaterlily.com

                             -----------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

Check Whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X ]

State issuer's revenues for its most recent reporting period (Fiscal year):
$2,479,782.

Aggregate market value of the voting stock held by non-affiliates of the registrant at March 1, 2001 was $306,000. The bid price of the common stock at that date was $.40.

As of March 1, 2001, there were 3,125,000 shares of the registrant's common stock outstanding.

                              ROYAL WATERLILY, INC.
                               FORM 10-KSB - INDEX
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                                                                                           Page
        PART I                                                                                             ----


        Item 1.     Business                                                                                 3

        Item 2.     Properties                                                                              10

        Item 3.     Legal Proceedings                                                                       11

        Item 4.     Submission of Matters to a Vote of Security Holders                                     11

                                     PART II

        Item 5.     Market for Equity Securities and Related Stockholder Matters                            11

        Item 6.     Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                                         13

        Item 7.     Consolidated Financial Statements and Supplementary Data                                16

        Item 8.     Changes in and Disagreements with Accountants on Accounting
                              and Financial Disclosures                                                     16

                                    PART III

        Item 9.     Directors and Executive Officers of the Registrant                                      17

        Item 10.     Executive Compensation                                                                 18

        Item 11.     Security Ownership of Certain Beneficial Owners and Management                         19

        Item 12.     Certain Relationships and Related Transactions                                         20

                                     PART IV

        Item 13.     Exhibits, Consolidated Financial Statements, Schedules and Reports
                          on Form 8-K                                                                       36

        Signatures                                                                                          36


This Form 10-KSB contains forward looking statements, within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, regarding future events and the future performance of the Company involve risks and uncertainties which may cause our actual results in future periods to be materially different from any future performance suggested herein. We believe that our business strategy is unique. There can be no assurance that our strategy will be successful. There can be no assurance that sufficient capital can be obtained to market our waterbed products and our performance and actual results could differ materially from those projected in the forward looking statements contained herein.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         Royal Waterlily, Inc., a Nevada corporation, is involved through its wholly-owned Dutch subsidiary, Wapro B.V., in the manufacture and sale of custom waterbeds and, through Wapro B.V.'s wholly-owned subsidiary, RayFin B.V., in the providing of personal financial services. We sell our products and services exclusively in the Netherlands. Our common stock currently trades on the electronic over-the-counter bulletin board ("OTC-BB") under the ticker symbol RYLW. The closing price of our common stock, as of March 20, 2001, was $.40.

SUBSIDIARIES

         Our wholly-owned Dutch subsidiary, Wapro B.V., a Netherlands limited liability company, operates through five wholly-owned subsidiaries, each a Netherlands limited liability company: Premier Waterbedden B.V. ("Premier"), Wekker Waterbedden B.V. ("Wekker"), RayMark B.V. ("RayMark"), RayPro B.V. ("RayPro"), and RayFin B.V. ("RayFin"). Each of the Wapro B.V. subsidiaries is involved in the operation and management of a different element of our business. Wapro B.V. develops strategy and coordinates the administration and personnel for each of our subsidiaries.

         Premier serves as the primary direct sales organization for our PREMIER NR. 1 waterbed. Wekker serves as the direct sales and manufacturing organization for our WEKKER waterbed. (wekker: see SALES & MARKETING) RayMark provides marketing and telemarketing support services for us. RayPro manufactures and assembles waterbeds exclusively for us. RayFin provides financial advice, planning and other financial services. Both the commissions and revenue from Rayfin are primarily associated with the underlying sale of a waterbed, and accordingly, the Company believes it operates in one segment.

         Wapro B.V. has an additional wholly owned Netherlands limited liability company subsidiary, RayLex Europa B.V. ("RayLex"). RayLex is a dormant company with no operations, employees or business.

PRODUCTS

         Our primary product is the PREMIER NR. 1 waterbed, which we manufacture and sell. Additionally, in 2000 we began manufacturing and selling a new product, the WEKKER waterbed. The structural elements comprising these waterbeds are as follows:

         WATER-BODY. The water-filled mattress or "water-body" in our waterbeds consists of one sheet of very thin polyvinylchloride ("PVC"), sealed to form a watertight enclosure. The elasticity of PVC ensures that each water-body reacts to the pressure of the human body similarly and evenly over its entire surface. Our water-body can endure an average of more than 15 million movements, which ensures a relatively long life span.

         SEALING. We use three seals for each water-body used in our waterbeds. Our manufacturing process places the longest seal on the underside of the water-body. We place the longest seal here because the water pressure is much lower on the underside of the water-body than on the side of the water-body, where many waterbed manufacturers place their seals. Our sealing procedure uses molecular engineering to make the PVC molecules rotate, thereby creating friction. This friction causes heat, which melts the PVC, creating a strong bond. We seal one meter (approximately 3.28 feet) of PVC at a time (the longest weld currently available). This long weld minimizes the possibility of leaks from the water-body.

         STABILIZATION. Consumers generally prefer mattresses with firmness and stability. We provide this desired stability in our waterbeds by injecting between two and ten layers of special fibers into the water-body. The greater the number of fiber layers injected into the water-body, the greater the stability. We custom manufacture our water-bodies to provide the level of firmness and stability desired by each particular customer.

         FRAMEWORK. The framework of the waterbed is the foundation upon which the water-body rests. By using weight distributors, the waterbed can also be placed on wooden blind floors. A support plate, which supports two water-bodies, is placed on top of the weight distributors. Each water-body is filled with 225 liters (approximately 58.14 gallons) of water. This system can also be adapted to the customer's existing bed frame, allowing our customers to choose the style of waterbed framework and construction which best suits their personal taste.

         SOFT-SIDE. Each waterbed has soft-side slanted foam frames to hold the water-bodies in place on the waterbed framework. The slanting soft-side frames conduct water pressure from the side of the water-bodies downward rather than sideways. This engineering ensures a more comfortable and stable waterbed mattress.

         TEXTILES. The textiles and fabrics used in our waterbeds are important because they provide softness and allow the mattress to adapt to the position of the body. Our textile and fabric mattress covers have three components: the ticking, the border, and the lower layer. The most important element of the fabric mattress cover is the ticking, which consists of six textile layers: damask, synthetic fiber, membrane, white laundered cotton, synthetic fiber and cloth. The ticking helps ensure optimal hygiene by absorbing and distributing moisture from condensed water vapor.

         We have also developed the EXCELLENCE waterbed, which offers all of the conveniences a customer can possibly expect from a waterbed, including temperature controls, optimal soft-side construction, extra height for comfort and separate adjustable mattress halves. Perhaps the most important component of our EXCELLENCE Waterbed is the "Tilting Soft-side." The Titling Soft-side allows our water-body to bend when pressure is applied. With this innovation, there is significantly less body pressure placed on the mattress ticking, which means less wear on the mattress and more comfort for the customer. In addition, labor time and textiles are saved during the manufacturing process because the ticking needs no zipper and is easier to replace.

BUSINESS STRATEGY

         The acquisition of synergistic manufacturers, distributors and retailers will complement our strategy of vertical integration. With a highly fragmented market, and with the multitude of companies involved in the manufacture and sale of waterbeds, Europe presents an opportunity for an aggressive company which is focused upon quality and profitability, and which possesses the comparative advantages of access to the U.S. capital markets. In developing our growth strategy of acquisitions throughout Europe, we believe that Germany represents the best market opportunity. Our headquarters are located only a few kilometers from Germany and minutes from its heavily populated, industrial heartland. We evaluate acquisition opportunities on an ongoing basis and at any given time may be, and at the present time are, engaged in discussions with respect to possible acquisitions or other business combinations.

         Our business strategy also involves further developing our product sales to penetrate new distribution channels through the use of retail and wholesale dealers, private labeling and Internet-based e-commerce. We believe that our expertise in direct sales, sales training and marketing, along with our experience in customer service, positions us favorably to take advantage of increased consumer demand for high quality waterbeds.

         We believe that we must continue to offer our customers new products and technology and to accurately anticipate and satisfy our customers' expectations and needs. The successful continued development of these new products, and the implementation and integration of emerging technologies such as the Internet, constitute a major part of our immediate strategy.

MANUFACTURING AND SERVICE

         LOGISTICS. All our waterbeds are custom-built and hand-made. We carefully coordinate our manufacturing activities in order to ensure that the proper materials are available in the right place and at the right time. This allows us to stock a limited inventory of bulk cut wood, PVC sheets, textiles and fabric, while still being able to meet our delivery requirements.

         ASSEMBLY. Our final assemblers install our waterbeds in customers' homes. We employ our own assemblers to ensure the best possible control and coordination for complete customer satisfaction. All of our assembly teams use a vehicle-based satellite navigation system, which allows them to maximize the number of assemblies completed daily as well as save on fuel costs, which are significant in the Netherlands.

         SERVICE. Every customer's waterbed needs periodic maintenance. Unlike many of our competitors, we provide direct maintenance service for our customers instead of contracting with third parties to provide this service. Service is available on a 24-hour emergency response basis. We also provide a moving service whereby we will relocate a customer's waterbed upon request.

SALES AND MARKETING

         We use telemarketing and direct marketing to sell our waterbeds throughout the Netherlands. The average price of our waterbeds in 2000 was approximately $5,800. In 2000, we received orders for approximately 500 PREMIER NR. 1 waterbeds.

         The sales and marketing cycle for our products and services varies, typically ranging from one to three months. The sales cycle is as follows:

         o        generation of a sales lead

         o        qualification of the lead

         o        analysis of the customer's needs

         o        presentation to the customer

         o        sign-off activities

         o        financial approval

         o        product shipment

         o        installation and customer acceptance.

         From sign-off to installation, the process takes approximately six weeks. An important element of the sales process consists of demonstrating to potential customers that our waterbed products and features are superior, unique, and cost-effective alternatives to traditional sleep choices.

         DIRECT MARKETING. We utilize a variety of direct marketing activities to solicit potential buyers. We use Wegener Arcade, De Heus, Multi-Responsmedia and Calyx, marketing companies in the Netherlands, to distribute postcard flyers throughout the Netherlands. Since waterbeds are a luxury purchase in Europe, many consumers initially think they cannot afford a waterbed. Our flyers are therefore designed to solicit significant response percentages by highlighting the affordability and quality of our waterbeds.

         In 2000, more than 40,000 prospective customers responded to our flyers. The response data from the flyers is stored in our central computer database. This data is then used to plan a series of marketing tasks beginning with an initial telephone contact by one of our telemarketers.

         The use of direct marketing provides our management with the advantage of evaluating the effectiveness of the primary sales process, from initial response, to appointment, to the final sale.

         TELEMARKETING. Our goal is to set approximately 10.000 sales appointments per year. To reach this goal, our telemarketers must make more than
70.000 telephone calls. This is a major logistic process which requires significant coordination. Our agenda planning department coordinates all appointments and acts as a link between the potential customer and our sales representatives. All appointments, cancellations and requests for information are centralized and processed through this department. We continuously strive to improve the quality and effectiveness of our telemarketers through training and education, script adaptations, listening sessions, coaching and external training. We believe that this constant attention to adaptation of our direct sales approach is the key to our success and the foundation for future sales growth.

         OTHER MARKETING TOOLS. In addition to our use of direct marketing and telemarketing, we have developed several other marketing tools to help define the profile of our ideal potential customer. These tools include a biannual survey of our customers. We survey information contained in leasing contracts with our customers in order to analyze the respondents' income, age, family status and housing situation. This information is used to improve the criteria for qualifying the best sales leads, which improves the quality of the appointments our telemarketers can pass on to its sales teams.

         In addition, we utilize customer satisfaction surveys to chart the effectiveness of our sales organization. These surveys are accomplished by questioning the customers directly. Their responses provide us with information about our customers and the waterbed market, which allows us to tailor our waterbed products to the tastes and expectations of our customers.

WARRANTY PROGRAM

         We generally provide a limited factory warranty for a period of ten to fifteen years from the date of installation of the waterbed. Under the provisions of the limited warranty, we provide one free relocation of the bed, one replacement linen, water conditioner, and general service for technical difficulties. At the time of installation, we estimate the amount needed to cover future warranty obligations for products sold, and this estimate is recorded as a current charge to income. Amounts that we do not expect to be paid in the next twelve months are included in the long-term warranty reserve. Future events may affect the number of claims under our product warranty. Any increase in the claims experience could have a material adverse effect on our financial condition, due to an increase in service obligations. See Note 2 to our Financial Statements for additional information.

SALES PERSONNEL AND PROCESS

         Our Marketing and Sales Director coordinates the coaching, training and supervision of our sales force. The Marketing and Sales Director oversees three sales managers, who report to her on a daily basis. Each sales manager has a team of approximately 10 sales representatives. Each sales team is responsible for a number of geographic regions in the Netherlands. The geographic regions are designated on the basis of population density as a quantitative factor. Every day, each sales team discusses and evaluates sales, training, appointments, follow-up of orders and customer contacts.

         Our sales representatives are essential to our business operations. Their marketing efforts are essential for a continuous flow of orders. Due to our direct sales approach, approximately 85% of our sales appointments are scheduled in the evening. For this reason, our sales division remains operational until 10 p.m. every business day.

         When an order is completed by one of our sales representatives and signed by the customer, the sales representative faxes it to our headquarters for processing. We send a copy of the order to the local Dutch Chamber of Commerce, in compliance with the law on canvassing and door-to-door sales in the Netherlands. This law is discussed further under "Government Regulation".

         After the sales order is faxed to our headquarters, in most cases the order is submitted to Arenda B.V. ("Arenda"), a leasing company subsidiary of the ING Group in the Netherlands. Arenda evaluates the customer's financial situation and upon approval, finances the sales order. The customer leases the waterbed from Arenda for a term of 10 years, with no residual payment required for purchase. After financial approval, Arenda pays us directly for the purchase price of the waterbed. On occasion, Arenda will submit the information to RayFin to complete the financing for the customer. The sales order is then forwarded for the final manufacturing of a waterbed as well as service of any of the customer's special needs.

         Because of the large number of administrative actions involved in the sales process, it is very important that all documents are efficiently and properly processed. Even minor errors in a sales order can result in significant delays in processing the order and delivering the waterbed to a customer. To minimize errors, we established our internal sales department to perform comprehensive project administration tasks. The internal sales department is also responsible for several other tasks, including maintaining sales files, developing demonstration kits, monitoring the sales process, and handling communications to and from sales representatives and our customers. We believe that professional and comprehensive attention to the details of the sales process is integral in maintaining customer satisfaction.

         In addition, we regard our service and product development subsidiaries as a key part of our marketing strategy because of the length and nature of the sales process. Service employees participate in the on-going sales process, and continually educate customers on the advantages of using our products and services rather than those of our competitors.

         We maintain a continuing training program that educates our employees about our lines of business. We believe that our employees benefit from a general understanding of the products and services provided by each of our divisions. In addition, we have an internal process of sharing customer databases and references between divisions in order to capitalize on potential cross-selling opportunities.

         Until February 1, 2000, we provided our customers with a money-back guarantee to underscore our commitment to quality assurance and total customer satisfaction. This guarantee represented a significant expense for us. In 1999, the expenditure for guarantees was 2,667,000 guilders or approximately $1,100,200 at the spot exchange rate as of March 1, 2001. The guarantee was provided by Stichting Betaal Garant, a non-profit Netherlands foundation controlled by C.A.R. Bongers, our Chairman, CEO and President. The guarantee is discussed further in the "Certain Relationships and Related Transactions" section of this registration statement.

COMPETITION AND MARKETS

         Competition is vigorous in all parts of the worldwide market for waterbeds. Our competitors are numerous and vary considerably in size and resources. Some have substantially greater resources, revenue and cash flow. Some have superior manufacturing expertise, capacity and talent. In the Netherlands and throughout most of Europe, there exist strong, well-entrenched waterbed dealer networks loyal to specific manufacturers and wholesalers. Some competitors have larger advertising budgets, more effective and innovative marketing campaigns and more technologically advanced manufacturing processes than we have.

         Royal Waterlily's major direct competitors in the Netherlands waterbed market include the following companies: Waterbedden Concurrent, a Netherlands retail-oriented dealer, Baltimore, a Netherlands wholesaler, Sleeptrend, a Netherlands retail, Tilmans Trading International N.V., a Belgian manufacturer, The Sleeping Society N.V., a Belgian wholesaler, and other diverse retail dealers throughout the Netherlands.

         The European waterbed market is highly fragmented among a myriad of companies. Based on current trends, we believe that industry consolidation will occur in both the Netherlands and western European markets over the next five years as companies seek to increase market share, productivity and profitability through the economies of scale afforded by strategic partnerships, mergers and acquisitions. As standards of living increase in eastern European economies, such as Poland, Hungary, and the Czech Republic, the demand for waterbeds in these countries should increase as companies seek to satisfy customer demands for more expensive and higher quality sleep products.

SUPPLIERS

         We source our materials for the manufacture of our waterbeds, including wood, textiles, fabrics, vinyl and mechanical sub-assemblies, from a number of diverse suppliers located throughout the Netherlands and Europe. We do not depend upon a single supply source for any of our materials, nor do we have any long-term contracts with suppliers.

CUSTOMERS

         Currently we market our waterbeds only within the Netherlands, all of our customers are located in the Netherlands. Our typical customer is a married male, with children, between the age of 30 and 39. We have a diverse customer base because most of our customers purchase only one waterbed. We plan to extend the marketing of our products to customers in Germany and Belgium in the next 12 to 18 months.

PROPRIETARY RIGHTS AND LICENSING

         We regard our manufacturing processes and marketing techniques as proprietary and unique in Europe. However, we do not hold any patents nor do we have any patent applications pending. We have no proprietary rights, licensing, or confidentiality agreements in place with respect to our processes or techniques. While our ability to compete may be affected by our inability to protect our proprietary information, we believe that, in view of the slow pace of technological change within the industry, the combination of marketing expertise and innovative and creative skills of our management is as important to our business as the legal protection of our proprietary information.

GOVERNMENT REGULATION

         Our canvassing and door-to-door sales activities are regulated by Dutch law. The purpose of these laws is to protect customers when purchasing items from direct marketing merchants, such as canvassers and door-to-door salesmen. The law allows the customer eight days during which to cancel an order given to a canvasser or door-to-door salesman. The canvassing law requires the buyer and canvasser or door-to-door salesman to sign two identical copies of the sales agreement, with each party keeping a signed copy. In addition, the canvassing law requires the sales agreement to contain a clause that discloses the buyer's right to dissolve the agreement within the eight days mentioned above. The eight-day window to cancel the sales agreement begins once the sales agreement is submitted to the Netherlands Chamber of Commerce and Industry for certification (which usually occurs on the same day the sales agreement is signed).

         In addition to the canvassing law, it is possible that in the future additional laws and regulations could be adopted in the Netherlands or in other countries in which we desire to compete. These laws could address matters such as the solicitation of clients through direct marketing and telemarketing. Legislation and regulatory policies are unpredictable, and we could be subject to increased regulation in the future. Laws or regulations could be adopted that may decrease the growth and expansion of our direct sales approach, increase our cost of doing business, or otherwise adversely affect our business. We cannot predict whether, or to what extent, any such new legislation or rulemaking will occur, or what effect any such potential legislation or rulemaking would have on our business.

PRODUCT DEVELOPMENT

         We are committed to improving our waterbed design. We are particularly focused on such issues as hygiene, stability, energy conservation, and safety. In 2000, we introduced a childproof thermostat for our waterbeds, as well as improved sealing techniques for our water-bodies.

         We also strive to anticipate new consumer trends. We believe that the following special features will ensure that our products remain attractive to consumers in the coming years:

         o AUDIO, VIDEO, TELEVISION AND "SURF" FEATURES. These special features, which are currently under development, will offer the customer a unique entertainment experience and sensation. Sound waves released into the water-body by stereo induce movement of the water so customers can "feel" what they are listening to.

         o OTHER NEW SPECIAL FEATURES. We currently offer other custom features, including handles for pregnant women and disabled individuals, special adapters for the use of dinner plates, integrated sun beds, massage beds which utilize special water waves, and a therapeutic bed to prevent hospital bedsores. We intend to continually refine these special features through our product development process.

INSURANCE

         We maintain general liability, automobile liability, worker's compensation and umbrella coverage insurance in amounts we believe are customary for a company of our size engaged in a comparable industry. However, there can be no assurance that we will be able to maintain such insurance at acceptable rates, or that we will not be subject to future claims that our insurance may not cover or as to which our coverage limits may be inadequate.

EMPLOYEES

         As of March 1, 2001, we had 123 full and part-time employees. Of this number, 48 are full-time employees, and 75 are part-time employees. The following table breaks down the number of employees per subsidiary:

                 Wapro                           4
                 Premier                        28
                 Raypro                          9
                 Rayfin                          5
                 Raymark Vast                    2
                 Raymark TM                     75

                 Total                         123

         Under Dutch law, membership in a trade union is confidential. Some of our employees may be members of various unions. None of our subsidiaries is a party to a collective labor agreement. We have never been subject to a labor grievance filed by any trade union, and have never experienced a work stoppage. We believe that our employee relations are excellent.

CURRENCY

         The currency in use within the Netherlands is the guilder. As of March 1, 2001, the spot exchange rate was 2.42 guilders to the United States dollar. In 2002, the guilder will be phased out in favor of the Euro, a common currency of the member states of the European Union's Economic and Monetary Union ("EMU"). The EMU Euro Zone member states are Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Portugal, and Spain.

         On January 1, 1999, the Euro became the official currency of the 11 member states of the EMU, including the Netherlands, with a fixed conversion rate against their national currencies. Although Euro notes and coins will not appear until January 1, 2002, the new currency can be used by consumers, retailers, companies of all kinds and public administrations in the form of "written money," i.e. by means of checks, travelers checks, bank transfers, credit cards and through electronic accounts. As of March 1, 2001, the spot exchange rate of the Euro was 1.09 Euros to the United States dollar.

CORPORATE HISTORY

         Royal Waterlily, Inc., was incorporated in Nevada on February 29, 1996, under the name Autocapital, Inc. ("Autocapital"). Autocapital was initially conceived and established as a financial services business, but remained dormant until it acquired all of the issued and outstanding capital stock of Electronic Security Systems, Inc., a Texas corporation ("ESSI"), for 510,000 shares of Autocapital common stock. ESSI was incorporated on January 12, 1994, for the purpose of developing, manufacturing and marketing auto alarms and security devices. ESSI was a development stage enterprise, and its business plans were abandoned and the company was subsequently merged with Autocapital on October 23, 1998. The Autocapital and ESSI entities were combined in a merger under an Exchange Agreement dated October 23, 1998. As a result of this transaction, ESSI became a wholly-owned subsidiary of Autocapital, and the number of issued and outstanding shares of Autocapital common stock increased to 2,510,000.

         On December 8, 1998, Autocapital effected a 2 for 1 forward stock split, increasing the total number of outstanding shares of its common stock from 2,510,000 shares to 5,020,000 shares.

         In January 1999, Autocapital common stock was first quoted on the National Quotation Bureau, LLC "Pink Sheets" under the stock symbol AUCU.

         On August 2, 1999, the Autocapital Board of Directors transferred all of the assets and technology of ESSI equally to Mr. Whitaker B. Irvin and Teresa Williams Irvin, Autocapital shareholders. As a consequence of this transfer, Mr. Irvin personally assumed all of the liabilities of ESSI as of August 5, 1999. ESSI was dissolved effective October 11, 1999.

         On August 6, 1999, Autocapital acquired all of the capital stock of Wapro B.V., and the entities were combined in a reverse merger under an Exchange Agreement and through a Deed of Transfer in Registered Shares in Wapro B.V. The latter document was necessary because in the Netherlands, there is a statutory requirement to execute a notarial deed before a public notary effecting the transfer and exchange of shares in a limited liability company.

         The reverse acquisition resulted in the exchange of 400 fully paid, issued and outstanding common shares of Wapro B.V. held by Wapro B.V.'s sole shareholder C.A.R. Bongers Holding Meddo B.V., a Netherlands limited liability company controlled by C.A.R. Bongers, for 21,180,000 newly issued shares of Autocapital common stock. After taking into account the issuance of 1,800,000 newly issued shares of Autocapital common stock to Pierson & Niederdorfer for investment banking services rendered, the total outstanding shares of Autocapital common stock increased to 28,000,000 as a result of this transaction.

         As a result of this acquisition, the previous shareholder of Wapro B.V. owned more than 50% of the issued and outstanding voting shares of the Company. Consequently, this business combination has been accounted for as a reverse acquisition. For accounting purposes, the transaction is treated as a reverse merger since Autocapital had no active business. The management and shareholders of Wapro B.V. gained actual and effective operating control of Autocapital after the merger. This transaction was equivalent to the issuance of stock by Wapro B.V. for the net assets of Autocapital accompanied by a recapitalization. The fair value of the net assets of Autocapital deemed acquired as a result of the reverse acquisition were ascribed a nominal value.

         Autocapital subsequently changed its name to Wapro Group, Inc. on August 24, 1999. Effective September 8, 1999, the Company's stock symbol was changed from AUCU to PREM.

         On June 1, 2000, we declared a 1 for 25 reverse stock split. After the stock split, we issued 1,032,800 additional shares to C.A.R. Bongers Holding Meddo B.V., a Netherlands personal holding company controlled by Mr. Bongers, our CEO and President, for forgiveness of indebtedness and release of certain future obligations. In addition, after this reverse stock split we issued 480,000 additional shares to Driekeer H (G. J. Hietkamp), our Executive Vice President, CFO and Secretary, in consideration for past obligations relating to services. We also issued 309,200 additional shares to Pierson & Niederdorfer, for past and future obligations relating to services rendered. The net effect of the June 2000 recapitalization was to realign ownership of the Company to the levels as originally agreed to by the parties in connection with the August 6, 1999 merger described above.

         Wapro Group, Inc. changed its name to Royal Waterlily, Inc. on July 18, 2000. In August 2000, the Company's stock symbol was changed from PREM to RYLW.

ITEM 2.  PROPERTY

         Our manufacturing, service and telemarketing operations are housed in two facilities located at Driemarkweg 1a, Winterswijk, the Netherlands. We maintain our telemarketing operations at Mollevite 15, Westervoort, the Netherlands. Our financial support services and executive offices are located at 40 Eelinkstraat, Winterswijk, the Netherlands.

         We lease our office, warehouse, and manufacturing facility from an affiliate of C.A.R. Bongers' father, who was a former 45% shareholder of Wapro B.V.. Under the terms of the leases, we are required to pay a base rent up to $89,267 , adjusted annually by the consumer price index. In addition, we are required to pay maintenance and other occupancy costs. The leases run through February 2004, with renewal provisions through March 1, 2008. In addition, we lease certain equipment under terms for up to 60 months. We have treated these leases as operating leases. Total rent expense amounted to $469,321 and $380,155 for 1999 and 2000, respectively. Amounts paid to related parties amounted to $82,800 for 1999 and $74,715 for 2000.

ITEM 3.  LEGAL PROCEEDINGS

         We are not subject to any legal proceedings in the United States; however, our subsidiaries and we are currently prosecuting and defending several actions in the Netherlands which have arisen in the ordinary course of our business and which involve former employees, waterbed customers and suppliers.

         These proceedings primarily involve claims for damages and the amounts involved, exclusive of interest and costs, do not exceed 10% of our current assets. Therefore, we believe these actions are not of material significance to the financial performance of the business or our operations. We have retained counsel in the Netherlands and will vigorously defend these actions in the Dutch courts.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 2000.


                                     PART II

ITEM 5.  MARKET FOR EQUITY SECURITIES AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq Over-the-Counter Bulletin Board market under the stock symbol RYWL. The transfer agent and registrar for the common stock is Holladay Stock Transfer, Inc. The following table sets forth for the periods indicated the high and low sale prices for shares of the common stock as reported on the OTC. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                               SALES PRICE (1)
                                               ---------------
                                             HIGH            LOW
                                             ----            ---

                  1999
         First Quarter (1) (2)               n/a              n/a
         Second Quarter (1) (2)              n/a              n/a
         Third Quarter                       .75              .25
         Fourth Quarter                      .625             .25

                  2000
         First Quarter                       .55              .07
         Second Quarter                      .30              .07
         Third Quarter                       .07              .07
         Four Quarter                        .25              .07

(1) Figures shown for the first and second quarters of Fiscal Year 1999 reflect bid prices for Autocapital, Inc. (trading symbol: "AUCU").

(2) No trading activity occurred in the first and second quarters of Fiscal Year 1999 for Autocapital, Inc.

         As of December 30, 2000, there were approximately 71 holders of record for our common stock.

         We did not pay dividends on our common stock during 1999 or 2000. We do not intend to pay any dividends to our shareholders in the foreseeable future. We currently intend to reinvest earnings, if any, in the development and expansion of its business.

         On June 1, 2000, we declared a 1 for 25 reverse stock split. After the stock split, we issued 1,032,800 additional shares to C.A.R. Bongers Holding Meddo B.V., a Netherlands personal holding company controlled by Mr. Bongers, our CEO and President, for forgiveness of indebtedness and release of certain future obligations. In addition, after this reverse stock split we issued 480,000 additional shares to Driekeer H (G. J. Hietkamp), our Executive Vice President, CFO and Secretary, in consideration for past obligations relating to services. We also issued 309,200 additional shares to Pierson & Niederdorfer, for past and future obligations relating to services rendered. These transactions were entered into in reliance on Section 4(2) of the Securities Act of 1933, as amended.

         Our common stock is listed and traded on the NASDAQ OTC Bulletin Board under the symbol RYWL. Accordingly, an investor may find it more difficult to dispose of, or obtain accurate quotations as to the market value of the common stock. Further, in the absence of a security being quoted on NASDAQ, a market price of at least $5.00 per share or a company having in excess of $4,000,000 in net tangible assets, trading in our securities may be covered by a Securities and Exchange Commission ("SEC") rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchasers' written agreement to the transaction prior to the sale. Consequently, the rule affects the ability of broker-dealers to sell our securities and also may affect the ability of purchasers in this offering to sell their securities in the secondary market.

         Previously, the SEC adopted seven rules ("Rules") under the Securities Exchange Act of 1934 requiring broker/dealers engaging in certain recommended transactions with their customers in specified equity securities falling within the definition of "penny stock" (generally non-NASDAQ securities priced below $5.00 per share) to provide to those customers certain specified information. Unless the transaction is exempt under the Rules, broker/dealers effecting customer transactions in such defined penny stocks are required to provide their customers with: (1) a risk disclosure document; (2) disclosure of current bid and ask quotations, if any; (3) disclosure of the compensation of the broker/dealers and its sales person in the transaction; and (4) monthly account statements showing the market value of each penny stock held in the customer's account.

         Recent changes to Rule 15c2-11 require that companies, such as ours, must be reporting issuers under Section 12(g) of the Securities Exchange Act of 1934, as amended in order to maintain trading privileges on the "Electronic Bulletin Board". As such our inability to file form 10-K's, and other reports required under Section 12(g) on a timely basis would adversely effect the marketability of our securities.

         As a result of the aforesaid rules regulating penny stocks, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders sell their securities in the secondary market.

PREFERRED STOCK

         Our Articles of Incorporation empower our Board of Directors to issue up to 5,000,000 shares of Preferred Stock, in one or more series and to fix the designations, preferences, optional or special right and the qualifications, limitations or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights of the common stock. The Board of Directors have authorized Series A Preferred Stock consisting of 5,000,000 shares. The Series A Preferred Stock has rights and preferences which are superior to the rights of the holders of our common stock. These rights and preferences include:

         - The entitlement of ten (10) votes for each share held on all matters on which the holders of common stock are entitled to vote.

         - Shares of Series A Preferred Stock are not subject to the operation of a sinking fund.

         - The right to convert each share of Series A Preferred Stock into 10 shares of our common stock.

         We intend to issue all of authorized Preferred Stock to Man met een missie B.V., a personal holding company controlled by C.A.R. Bongers, to assure his complete and unfettered control during our formative stages. Our issuance of the Series A Preferred Stock constitutes an anti-takeover device since the approval of any merger or acquisition will be completely dependent upon the approval of Mr. Bongers.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. OUR ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER "DESCRIPTION OF THE BUSINESS," AND THE SUBHEADINGS THEREUNDER, SUCH AS "RISKS RELATED TO THE COMPANY'S BUSINESS."

RESULTS OF OPERATIONS

         The following table sets forth certain operations data for the years ended December 31, 2000 and December 31, 1999. This information should be read in conjunction with our financial statements and notes included elsewhere in this report.

                                                                                  Year Ended December 31,
                                                                                  -----------------------
                                                                                  2000               1999
                                                                                  ----               ----
Revenue
     Sales                                                                   $     2,094,679    $    1,921,225
     Gain on sale of installment contracts                                           228,958           155,026
     Commission                                                                      156,145            71,612
                                                                             ---------------    --------------
         Net revenue                                                               2,479,782         2,147,863

Costs and expenses
     Material cost of sales                                                          532,746         1,269,931
     Sales and marketing                                                             938,273         2,642,123
     General and administrative                                                    2,676,765         3,185,346
     Depreciation and amortization                                                    63,089            70,507
                                                                             ---------------    --------------
                                                                                   4,210,873         7,167,907

Operating loss                                                                    (1,731,091)       (5,020,044)

Other expense (income)
     Interest income                                                                  (8,549)             (447)
     Interest expense                                                                 47,201            34,252
     Investment banking fees                                                               -           650,000
                                                                             ---------------    --------------
                                                                                      38,652           683,805
                                                                             ---------------    --------------

Loss before taxes                                                                 (1,769,743)       (5,703,849)

Income taxes (benefit)                                                               (22,001)          (57,954)
                                                                             ---------------    --------------

Net loss                                                                     $    (1,747,742)   $   (5,645,895)
                                                                             ===============    ==============


TWELVE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1999

REVENUES: Revenues for the year ended December 31, 2000 increased $331,919, or 15%, to $2,479,782 from $2,147,863 for the year ended December 31, 1999.
Further, unit sales of waterbeds decreased from 1,066 beds to 501 beds in 1999 and 2000, respectively. This decrease in unit sales resulted from the Company discontinuing its cash back program in February 2000.

Commission revenue increased from $71,612 in 1999 to $156,145 in 2000. This increase resulted from additional commissions from life insurance and mortgage loans.

COSTS AND EXPENSES: Costs and expenses for the year ended December 31, 2000 decreased $2.9 million, or 42%, to $4,210,873 from $7,167,907 for the year ended December 31, 1999. This is principally due to:

         o        Reduction in waterbed unit sales.

         o Reduction of overhead expenses due to the Company streamlining its operations.

         o Elimination of the cash back program during February 2000, which reduced sales and marketing costs. Total premiums charged to operations were $1,287,784 for 1999 compared to $37,912 for 2000.

NET LOSS: Net loss for the year ended December 31, 2000 decreased $3,898,153 to $1,747,742 compared to the $5,645,895 loss reported for the year ended December 31, 1999. The decrease was due to the various factors discussed above.

TWELVE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1998

REVENUES: Revenues for the year ended December 31, 1999 increased $709,459, or 49%, to $2,147,863 from $1,438,404. This increase is attributed to an increase in waterbed unit sales. Sales of our waterbeds increased primarily because of the initiation of the cash back incentive program in April 1998. Total deferred revenue for the year ended December 31, 1999 was $4,188,976 compared to $3,347,225 for the year ended December 31, 1998.

COSTS AND EXPENSES: Costs and expenses increased by $2.6 million, or 58%, to $7,167,907 from $4,545,083 for the year ended December 31, 1998. This increase is principally due to an increase in the number of personnel, an increase in cash back premiums paid, and an increase in certain transportation costs. Total amounts charged to operations for cash back premiums amounted to $1,287,784 for the year ended December 31, 1999 compared to $826,467 for the year ended December 31, 1998.

NET LOSS: Net loss for the year ended December 31, 1999 increased $2,407,550, or 74%, to $5,645,895 compared to the $3,238,345 loss reported for the year ended December 31, 1998. The increase was due to the various factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital and liquidity needs historically have been related to funding the working capital, sales, and marketing activities; the development of manufacturing infrastructure; and the establishment of customer service and support operations. Our capital needs have been predominantly met through our ability to sell customer lease contracts on a nonrecourse basis to financing institutions.

During April 1998, the Company entered into an agreement with a foundation affiliated with certain stockholders of the Company to sponsor a cash back incentive program for customers of the Company. In return, the Company agreed to pay the foundation 18.5% of the total sales price of each waterbed sold under this incentive. The foundation has agreed to refund the customer their purchase price of the waterbed after a period of 12.5 years if certain conditions and restrictions are met. At December 31, 2000 and 1999, the Company owes the foundation $530,333 and $496,478, respectively, which is included in due to related parties. During 2000, the Company agreed to pay the foundation interest at the rate of 5% on any unpaid balances retroactive to January 1, 1999. Total amounts charged to operations under this incentive program amounted to $37,912 for 2000 and $1,287,784 for 1999 and are included in sales and marketing expenses. The foundation has reinsured this risk with an insurance company that is affiliated with the stockholders of the Company.

The Company has obtained legal advice from counsel in the Netherlands indicating that its customers may have recourse against the Company under this cash back incentive program. Accordingly, the Company has accounted for this revenue consistently with Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists," and has deferred $757,339 and $4,188,976 of revenues for the years ended December 31, 2000 and 1999, respectively. Amounts included in deferred revenue represent all customers that have registered with the foundation and are eligible under this cash back incentive program. The Company also defers revenue for outstanding certificates during the registration period. Insurance premiums paid to the foundation have been expensed since the recovery of losses from the foundation is uncertain.

During November 2000, the insurance company affiliated with the stockholders of the Company advised the Company that it would not insure this risk. Accordingly, the Company discontinued any future payments to the above referenced foundation. Although management believes that we have sufficient reserves related thereto to satisfy possible future claims of its customers. There is no assurance we will have the cash resources to honor such claims. The failure to honor claims will have an adverse effect on us. Management of the Company is currently evaluating its legal alternatives, remedies and exposure that relate to the discontinuance of the insurance to insure the risk relating the cash back incentive program described in the above paragraph. It is uncertain what actions, if any, management will take to protect the interest of the Company as it may relate to legal actions against the foundation and the insurance company because both of these entities are controlled by or affiliated with our majority stockholder. The ultimate outcome of this situation is uncertain at the present time.

Net cash from operating activities was $(2,941,309) and $(5,806,318) for the years ended December 31, 2000 and 1999, respectively. As described below, we sell our installment contracts to financial institutions. The proceeds received from these financial institutions offset the usages of cash from operating activities.

Net cash from investing activities was $2,828,360 and $5,996,659 for the years ended December 31, 2000 and 1999, respectively. The majority of the cash from investing activities is comprised from proceeds on the sale of installment contracts. We sell these installment contracts to financial institutions on a nonrecourse basis. During fiscal year 2000, we paid $228,940 to a company affiliated with our majority stockholder as management fees for securing and arranging the sale of our installment contracts to financial institutions.

On August 6, 1999, Autocapital, Inc. exchanged 57,450 shares of its common stock in exchange for each share of Wapro B.V. common stock. This transaction was accounted for as a reverse merger in accordance with Accounting Principles Board Opinion No. 16. As a result, the stockholders of Wapro B.V. retained the majority of the outstanding stock of Autocapital, Inc. after the merger. Autocapital, Inc. was a public shell company.

During January 1999, we established a bank line of credit of $106,045. The line bears interest at 1.75% over the bank's prime rate and is due on demand. Borrowings are secured by substantially all the assets of the Company and the guarantee of certain stockholders. This line also requires the Company to maintain certain financial covenants. As of December 31, 2000, we were in default of one of the financial covenants.

As discussed in Note 9 to the Consolidated Financial Statements, we have suffered recurring losses from operations and have a net capital deficiency that raises substantial doubt about our ability to continue as a going concern. Management has reviewed operating results, replaced certain executives in the sales management team, and performed other analyses to improve product salability. In addition, we discontinued the cash back incentive program described above. Our continued existence is dependent upon our ability to achieve profitable operations, obtain an infusion of capital through debt or equity, maintain adequate working capital and the continued sale of our installment consumer contracts to generate cash. There is no assurance that such revenues will be generated or that other funding will be available.

We have a limited operating history on which you can base an evaluation of our business and future prospects. We have not achieved profitability and we may never be profitable. If we do achieve profitability during any period, we cannot be certain that we will sustain our increase in such profitability on a quarterly or annual basis. Investors should carefully consider our prospects in light of the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets. There is a risk that we will not be able to accomplish our objectives. Failure to achieve any of our objectives or implement any of management's strategies to continue as a going concern can negatively affect our business, financial condition and results of operations.

We are currently negotiating and attempting to arrange a loan from Baumgartner & Baumgartner Financial Corporation N.V. ("B&B"). B&B is a fund that will offer limited term fixed income participation interests in an aggregate amount up to (Euro)25,000,000 (or approximately $22,450,000 at exchange rates on March 23, 2001). B&B will loan the proceeds from such funding to us. It is anticipated that such obligations will have an annual return of approximately twelve percent (12%) and will mature on or about
April 1, 2006. These interests may be redeemed in cash or at our option by delivery of a sufficient number of shares of our common stock having a value equal to the amount of the unpaid obligations of B&B. The conversion rate of these obligations shall be determined by dividing the amount of these obligations by the average of the closing price of our common stock for the four (4) trading days preceding the date such amounts become due and payable.

B&B will make no offers or sales to residents or citizens of the United States and no resales of the securities may be made to any residents or citizens of the United States. There is no assurance that B&B will be successful in raising such funds or that B&B will be able to raise a significant amount of funds. The issuance of these interests by B&B may have a depressive effect on the price of our common stock because such interests may be repayable in shares of our common stock based upon the then current market price of our common stock. Thus, the payment of the obligations of B&B through the issuance of the shares of our common stock may have a depressive effect on the price of our common stock due to the large number of our shares that will be required to be issued to satisfy the obligations of B&B.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued FAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. We are required to adopt FAS 133 beginning January 1, 2001. FAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we hold no derivative financial instruments and do not currently engage in hedging activities, adoption of FAS 133 did not have any material impact on our financial position or results of operation.

INTEREST RATE RISK

As of December 31, 2000, we have an outstanding balance of $84,448 under a bank line of credit with interest at prime rate plus 1.75%. A 10% movement in market interest rates would not significantly impact our financial position or results of operations.

ITEM 7.   FINANCIAL STATEMENTS

The following financial statements are attached to an filed as part of this report:

Consolidated Balance Sheets - December 31, 2000 and 1999

Consolidated Statements of Operations For the Years Ended December 31, 2000 and 1999

Consolidated Statement of Changes in Shareholders' Equity For the Years Ended December 31, 2000 and 1999

Consolidated Statements of Cash Flows For the Years Ended December 31, 2000 and 1999

Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The following table sets forth certain information with respect to our directors and executive officers.

             NAME                      AGE                    POSITION
             ----                      ---                    --------
C.A.R. Bongers                         28         Chairman of the Board, Chief Executive Officer and President

G.J. Hietkamp                          35         Executive Vice President,  Chief Financial Officer, Secretary and
                                                  Director

F. Nieweg                              40         Managing Director, Wapro  B.V.

         Following are brief descriptions of our current executive officers and directors:

         C. A. RAYMOND BONGERS has served as the Chairman, President and Chief Executive Officer for the Company since August 1999. Mr. Bongers is the founder of Wapro B.V., and controls a majority of our shares through his Netherlands personal holding company, CAR Bongers Holding Meddo, B.V. In August 1999, Mr. Bongers successfully completed a reverse merger of Wapro B.V. with Autocapital, Inc., a publicly held Nevada corporation. The reverse merger of Wapro B.V. created the first publicly held waterbed company of which we are aware. From March 1996 until August 1999, Mr. Bongers served as the managing director of Wapro B.V., our operating subsidiary in the Netherlands. Mr. Bongers implemented our new business development plan with the addition of professional managers for each of our new subsidiaries. In June 1990, Mr. Bongers founded Raylex Waterbedden Nederland B.V., a retail-franchise waterbed company in the Netherlands which until its bankruptcy in 1996 imported waterbeds from Toronto, Canada.

         G.J. (HENRI) HIETKAMP has served as our director and as our Executive Vice President and Secretary since August 1999. Mr. Hietkamp has served as the director for business development for Wapro B.V. since May 1998. From January 1992 until April 1998, Mr. Hietkamp served as the Marketing Director for Exakta Beheer, a Netherlands company engaged in the direct sales of windows, wooden floors, and financial services. Mr. Hietkamp also served as the manager for Business Development for each of six Exakta Beheer subsidiaries. From April 1998 until May 1999, Mr. Hietkamp was a management consultant for f.i Wegener Arcade, Exakta Beheer and for Wapro B.V. He completed his business studies at Hoger Sociaal Agogisch Onderwijs, in Arnhem, the Netherlands in 1993. Mr. Hietkamp completed the following academic qualifications in the Netherlands: 1984-1988 HSAO, social study, 1990 Nima A and Moderne Bedrijsfadministratie, 1991 Nima B, 1993 Nima C, theory.

         F. NIEWEG has served as the Managing Director for RayPro B.V. since June 1999, and in that capacity manages our manufacturing and logistics operations. Mr. Nieweg has ten years of experience in logistics management. From 1995 until March 1999, Mr. Nieweg managed the commercial, financial and operational aspects of the logistics services of Wim Bosman, a Netherlands company involved in the international freight forwarding business. From 1989 until 1995, he was the site manager for a dedicated freight forwarding warehouse for Wim Bosman Logistic Services. From 1986 until 1989, Mr. Nieweg worked for Wim Bosman Expediting Services as a supervisor involved with domestic and international contracts.

         All directors hold office until the next annual meeting of shareholders and until their successors are elected. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

Compliance with Section 16(a) of the Exchange Act

         Based solely upon a review of forms 3, 4, and 5 and amendments thereto, furnished to the Company during or respecting its last fiscal year, no director, officer, beneficial owner of more than 10% of any class of equity securities of the Company or any other person known to be subject to Section 16 of the Exchange Act of 1934, as amended, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act for the last fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

                           SUMMARY COMPENSATION TABLE

THE FOLLOWING TABLE SHOWS THE COMPENSATION PAID OR ACCRUED BY US FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000 TO OR FOR THE ACCOUNT OF OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER. NO OTHER EXECUTIVE OFFICER OR DIRECTOR RECEIVED BENEFITS OR ANNUAL SALARY AND BONUS OF $100,000 OR MORE DURING THE STATED PERIOD. ACCORDINGLY, THE SUMMARY COMPENSATION TABLE DOES NOT INCLUDE COMPENSATION OF OTHER EXECUTIVE OFFICERS.


                                                                                         Long-Term Compensation
                                 Annual Compensation                  Awards                    Payouts
                                 -------------------                  ------             ----------------------
                                                                                               Long-Term
                                                         Other      Restricted   Securities    Incentive        All
Name of Individual &     Fiscal                          Annual       Stock      Underlying      Plan          Other
Principal Position        Year    Salary     Bonus    Compensation    Awards    Options/SARs    Payouts    Compensation
------------------------ ------- ---------- --------- ------------- ----------- ------------- ------------ --------------
C.A.R. BONGERS (3)        1999   $114,558     -0-         -0-          -0-          -0-           -0-       -0- (1)(2)
President and
Chief Executive           2000   $100,454     -0-         -0-          -0-          -0-           -0-       -0- (1)(2)
Officer

(1) Excludes certain amounts paid to affiliates of Mr. Bongers from the Company which equaled $302,764 in 2000, and is summarized as follows. See "Certain Relationships and Related Transactions:

                                                                                 2000             1999
                  Description                                                   Amount           Amount
                  -----------                                                   ------           ------
                  Foundation - Cash Back Program                              $  37,912        $1,287,784
                  Foundation - Interest on Unpaid Premiums                    $  35,912                --
                  Commissions to personal holding company                     $ 228,940        $  147,561
                                                                              ---------

                                                     Total                    $ 302,764        $1,435,345
                                                                              =========        ==========

(2) The above table excludes any amounts which may have been paid to Mr. Bongers or his affiliates from the Betaal Garant Foundation or Crown Insurance Group from funds paid to these entities from the Company. Such information has not been made available to us as of the date of this filing.

(3) C.A.R. Bongers is currently employed by Wapro B.V. through his personal holding company, C.A.R. Bongers Holding Meddo, B.V.

THE COST TO US OF PERSONAL BENEFITS, INCLUDING PREMIUMS FOR LIFE INSURANCE AND ANY OTHER PERQUISITES, TO SUCH EXECUTIVES DO NOT EXCEED 10% OF SUCH EXECUTIVE'S ANNUAL SALARY AND BONUS.

The above table excludes the value of 480,000 common shares transferred from C.A.R. Bongers Holding Meddo B.V. to G. J. Hietkamp in June 2000, which is estimated at $358,400.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                    Number of       Percent of Total
                                    Securities        Options/SARs
                                    Underlying          Granted            Exercise
                                   Options/SARs       to Employees         or Base            Expiration
         Name of Individual        Granted (1)       In Fiscal Year       Price (2)              Date
         ----------------------- ----------------- ------------------- ----------------- ---------------------
         C.A.R. Bongers                -0-                -0-                -0-                 -0-

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

THE FOLLOWING TABLE PROVIDES INFORMATION WITH RESPECT TO THE NAMED OFFICER CONCERNING EXERCISED AND UNEXERCISED OPTIONS IN 2000.

                                                                  Number of Securities         Value of Unexercised
                                                                 Underlying Unexercised            In-The-Money
                              Shares                                  Options/SARs                 Options/SARs
Name of                    Acquired on          Value            at Fiscal Year End (#)       at Fiscal Year End($)
Individual                 Exercise(#)       Realized($)       Exercisable/Unexercisable     Exercisable/Unexercisable
------------------------- --------------- ------------------ ------------------------------- -------------------------
C.A.R. Bongers                 -0-               -0-                      -0-                          -0-

DIRECTOR COMPENSATION

         We currently do not compensate our directors or reimburse their expenses.

EMPLOYMENT AGREEMENTS

         We currently do not have employment agreements with our executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of our common stock as of March 1, 2001.

         o each person who is known by us to own beneficially more than 5% of our common stock

         o        each of our directors

         o        all of our officers and directors as a group

Except as set forth below, each person's address is c/o Royal Waterlily, Inc., 40 Eelinkstraat 7101 JL, Winterswijk, the Netherlands.


   Name and Address of Beneficial         Amount and Nature of
              Owner                         Beneficial Owner          Percentage of Class (1)
   ------------------------------         ---------------------       -----------------------
C.A.R. Bongers (2)(5)                          1,880,000                     60.16%
G.J. Hietkamp (3)                                480,000                     15.36%
Pierson & Niederdorfer (4)                       420,000                     13.44%
All Executive  Officers and Directors
(as a group)                                   2,360,000                     75.52%

(1) Percentages are based upon 3,125,000 shares of common stock outstanding as of March 1, 2001.

(2) Includes 1,880,000 shares held by C.A.R. Bongers Holding Meddo B.V., a Netherlands personal holding company controlled by Mr. Bongers. C.A.R. Bongers Holding Meddo B.V.'s address is 40 Eelinkstraat 7101JL Winterswijk, the Netherlands.

(3)      G.J. Hietkamp's address is Kobstederstraat 68, Winterswijk, the
         Netherlands.

(4) Pierson & Niederdorfer's address is c/o Dr. Alexander Abfalterer, Lexadmin Trust Reg., Staedtle 7 Postfach 70 FL 9490, Vaduz, Liechenstein. The 420,000 shares includes 50,000 shares (pre-reverse split) pledged to Attorney David Stocker pursuant to the Exchange Agreement between Autocapital and Wapro B.V. and for the purpose of securing a $50,000 debt owed by Pierson & Niederdorfer to Mr. Stocker.

(5) Excludes 5,000,000 shares of our Preferred Stock, which we have committed to issue to Man met een missie B.V., a personal holding company controlled by C.A.R. Bongers. Each preferred share has 10 votes per share and is convertible into 10 shares of our common stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Beginning in April 1998, we provided our waterbed customers with a 150-month money back guarantee through Stichting Betaal Garant ("Betaal Garant"), a private foundation organized under the laws of the Netherlands to provide insurance guarantees. Betaal Garant is a non-profit Netherlands foundation for which C.A.R. Bongers, our Chairman, CEO and President, serves as a director. In 1998, Mr. Bongers received 29,000 guilders (approximately $11,741 at the spot exchange rate as of September 1, 2000) in compensation from Betaal Garant. Starting in April 1998, we agreed to pay Betaal Garant 18.5% of the total sales price of each waterbed sold in exchange for its obligation to provide the money back guarantee to our customers. We agreed in 2000 to pay Betaal Garant interest at the rate of 5% on any unpaid balances owed. This agreement is retroactive to January 1, 1999. Total interest charged to operations is $35,912 for the twelve months ended December 31, 2000. Betaal Garant, in turn, reinsured this risk with Crown Insurance Group, an insurance company of which Mr. Bongers is the sole shareholder. As of December 31, 2001, we owed Betaal Garant $530,000. We discontinued the money back guarantee program effective February 1, 2000 and , in November, 2000, Crown Insurance Group terminated its insurance coverage.

         We pay management fees to certain of our stockholders in exchange for management services. Total management fees paid during 1999 and 2000 amounted to, $262,119 and $392,156, respectively. Part of the management fees for 1999 were paid to Jan Sofat B.V., a wholly owned subsidiary of C.A.R. Bongers Holding Meddo B.V., C.A.R. Bongers' Netherlands personal holding company. Jan Sofat B.V. receives commissions from Arenda B.V., the company that provides financing for customers purchasing our waterbeds. The commissions are awarded as referral fees for customers referred to Arenda by Jan Sofat B.V., and are calculated based on the number of financing transactions referred. In 1999 and 2000, Jan Sofat B.V. received a total of $147,561 and $228,940 respectively, in commissions from Arenda B.V.

         Krozenbrink Holding B.V., a personal holding company of G.A.W. Bongers, is the landlord for our manufacturing, service and telemarketing facility located at Driemarkweg la, in Winterswijk, the Netherlands. G.A.W. Bongers is a former Wapro B.V. shareholder, and is the father of C.A.R. Bongers, our Chairman, CEO and President.

         At December 31, 1998, $101,074 was due from Krozenbrink Holding B.V., a personal holding company of G.A.W. Bongers, from advances we made. This loan was repaid in 1999. During 1999, $5,956 was advanced to Krozenbrink Holding B.V. This advance was non-interest-bearing and due on demand. During the 2nd quarter of 2000, this loan was fully redeemed. At December 31 2000, $0 was due from Krozenbring Holding B.V. from advances we made. Interest was charged on the advances at the rate of 5% per annum. Total interest income received from Krozenbrink Holding B.V. amounted to $3,004, $0 and $0 for 1998, 1999 and 2000, respectively.

         We periodically make advances to, and receive payments from, C.A.R. Bongers Holding Meddo B.V., C.A.R. Bongers' personal holding company. The advances bear interest at a rate of 5% per annum and are due on demand. At December 31, 1998 we owed the holding company $22,803. At December 31, 1999, the holding company owed us $22,221 and, at December 31, 2000, the Company owed C.A.R. Bongers Holdings Meddo B.V. $16,423.

         We lease our office, warehouse, and manufacturing facility from a former shareholder who is the father of C.A.R. Bongers. Under the terms of the leases, we are required to pay a base rent up to $89,267 , adjusted annually by the consumer price index. In addition, we are required to pay maintenance and other occupancy costs. The leases run through February 2004, with renewal provisions through March 1, 2008. In addition, we lease certain equipment under terms of up to 60 months. We have treated these leases as operating losses. Total rent expense amounted to $469,321 and $380,166 for 1999 and 2000, respectively. Amounts paid to related parties amounted to $82,800 for 1999 and $74,715 for 2000.

         In December 2000, we issues 125,000 of our restricted common stock to an unaffiliated U.S. company as consideration for financial advisor and investment banking services, which includes identifying and/or evaluating strategic and financial transactions, structuring acquisitions and rendering fairness opinions, if appropriate. This agreement has a term of one (1) year.

         We are also obligated to issue up to 120,000 of our restricted common stock to an unaffiliated financial advisor. In addition, we have agreed to pay an aggregate of $72,000 for such services. To date, we have paid $12,000. We anticipate executing a final agreement in the near future.

         In March, 2001, we issued 4,200 restricted shares of our common stock to an unaffiliated party for investor relations services. We are also obligated to pay this party $3,000 a month for 6 months for such investor relations services.

                     ROYAL WATERLILY, INC. AND SUBSIDIARIES
                            Winterswijk, Netherlands

                        CONSOLIDATED FINANCIAL STATEMENTS



                                    CONTENTS


REPORT OF INDEPENDENT AUDITORS...........................................  23


FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS.........................................  24

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
       INCOME (LOSS).....................................................  25

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)........  26

     CONSOLIDATED STATEMENTS OF CASH FLOWS...............................  27

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................  28

                         REPORT OF INDEPENDENT AUDITORS



Royal Waterlily, Inc.
Winterswijk, Netherlands


We have audited the accompanying consolidated balance sheets of Royal Waterlily, Inc. and subsidiaries (formerly Wapro Group, Inc.) (the Company) as of December 31, 2000 and 1999 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Royal Waterlily, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                       Crowe, Chizek and Company LLP

Oak Brook, Illinois
February 22, 2001

                     ROYAL WATERLILY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------

                                                                                           December 31,
                                                                                     2000              1999
                                                                                     ----              ----
ASSETS
CURRENT ASSETS
    Cash                                                                         $      76,900    $     205,772
    Trade accounts receivable, net of reserve for doubtful
      accounts of $5,278 and $0 for 2000 and 1999, respectively                         14,824           14,819
    Due from related party                                                                   -           28,759
    Inventory                                                                           93,091          159,628
    Income taxes receivable                                                             78,519          280,948
    Prepaid expenses                                                                    11,250            5,495
                                                                                 -------------    -------------
       Total current assets                                                            274,584          695,421

Property and equipment                                                                 386,106          411,100
Accumulated depreciation                                                              (164,149)        (108,365)
                                                                                 -------------    -------------
    Net property and equipment                                                         221,957          302,735

Restricted cash                                                                         31,993                -
Other                                                                                   20,785           36,386
                                                                                 -------------    -------------

                                                                                 $     549,319    $   1,034,542
                                                                                 =============    =============

LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY)
CURRENT LIABILITIES
    Bank line of credit                                                          $      84,448    $      91,054
    Accounts payable                                                                   284,338          449,114
    Payroll and other taxes payable                                                    228,702          263,062
    Due to related parties                                                             546,639          496,478
    Warranty reserve                                                                    63,336           51,622
    Other                                                                              277,088          325,245
                                                                                 -------------    -------------
       Total current liabilities                                                     1,484,551        1,676,575

Long-term warranty reserve                                                             602,252          582,999

Deferred revenue                                                                     7,302,928        6,967,376

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIENCY)
    Preferred stock, $.001 par value, authorized
      5,000,000,  none outstanding                                                           -                -
    Common stock, $.001 par value, authorized
      5,000,000 shares; issued and outstanding
      3,125,000 and 28,000,000 for 2000 and 1999,
      respectively                                                                       3,125           28,000
    Additional paid-in capital                                                       1,186,055          644,980
    Accumulated other comprehensive income                                           1,407,857          824,319
    Accumulated deficit                                                            (11,437,449)      (9,689,707)
                                                                                 -------------    -------------
                                                                                    (8,840,412)      (8,192,408)
                                                                                 -------------    -------------

                                                                                 $     549,319    $   1,034,542
                                                                                 =============    =============

-------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                     ROYAL WATERLILY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE INCOME (LOSS)

-------------------------------------------------------------------------------

                                                                                          December 31,
                                                                                    2000               1999
                                                                                    ----               ----
Revenue
     Sales                                                                    $     2,094,679    $    1,921,225
     Gain on sale of installment
       contracts                                                                      228,958           155,026
     Commission                                                                       156,145            71,612
                                                                              ---------------    --------------
         Net revenue                                                                2,479,782         2,147,863

Costs and expenses
     Material cost of sales                                                           532,746         1,269,931
     Sales and marketing                                                              938,273         2,642,123
     General and administrative                                                     2,676,765         3,185,346
     Depreciation and
       amortization                                                                    63,089            70,507
                                                                              ---------------    --------------
                                                                                    4,210,873         7,167,907
                                                                              ---------------    --------------
Operating loss                                                                     (1,731,091)       (5,020,044)

Other expense (income)
     Interest income                                                                   (8,549)             (447)
     Interest expense                                                                  47,201            34,252
     Investment banking fees                                                                -           650,000
                                                                              ---------------    --------------
                                                                                       38,652           683,805
                                                                              ---------------    --------------

Loss before taxes                                                                 (1,769,743)        (5,703,849)

Income taxes (benefit)                                                                (22,001)          (57,954)
                                                                              ---------------    --------------


NET LOSS                                                                      $    (1,747,742)   $   (5,645,895)
                                                                              ===============    ===============

Basic net loss per share                                                            $   (.58)          $  (1.88)
                                                                                    ========           ========

Weighted average number of
  common shares outstanding                                                         3,005,822         3,000,000
                                                                              ===============    ==============

Comprehensive income (loss)
     Net loss                                                                 $    (1,747,742)   $   (5,645,895)
     Change in cumulative
       translation adjustment                                                         583,538           846,336
                                                                              ---------------    --------------

         Comprehensive income (loss)                                          $    (1,164,204)   $   (4,799,559)
                                                                              ===============    ==============

-------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                     ROYAL WATERLILY, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

-------------------------------------------------------------------------------

                                                                                                         Accumulated
                                                                                             Additional     Other
                                                                         Common Stock         Paid-in    Comprehensive  Accumulated
                                                                    Shares         Amount     Capital       Income        Deficit
                                                                    ----------   ---------  ----------  -----------   -------------
Balance January 1, 1999                                             22,980,000   $  22,980  $        -  $    (22,017)   $(3,897,034)

Net loss                                                                     -           -           -            -      (5,645,895)
Acquisition of public shell (Note 8)                                 2,000,000       2,000      (2,000)           -               -
Shares issued for investment banking fees                            3,020,000       3,020     403,980            -               -
Investment banking fees resulting from principal stockholder's
  transfer of stock to investment banker (Note 8)                            -           -     243,000            -               -
Translation adjustment                                                       -           -           -      846,336               -
Dividends                                                                    -           -           -            -        (146,778)
                                                                    ----------   ---------  ----------  -----------   -------------

Balance December 31, 1999                                           28,000,000      28,000     644,980      824,319      (9,689,707)

Net loss                                                                     -           -           -            -      (1,747,742)
Reverse stock split (Note 8)                                       (26,880,000)    (26,880)     26,880            -               -
Recapitalization and shares issued for compensation (Note 8)         1,880,000       1,880     489,320            -               -
Translation adjustment                                                       -           -           -      583,538               -
Shares issued for consulting services (Note 8)                         125,000         125      24,875            -               -
                                                                    ----------   ---------  ----------  -----------   -------------

Balance December 31, 2000                                            3,125,000   $   3,125  $1,186,055  $ 1,407,857   $ (11,437,449)
                                                                    ==========   =========  ==========  ===========   =============


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                     ROYAL WATERLILY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------


                                                                                         December 31,
                                                                                    2000              1999
                                                                              ---------------    --------------
     CASH FROM OPERATING ACTIVITIES
     Net loss                                                                 $    (1,747,742)   $   (5,645,895)
     Adjustments to reconcile net loss to net cash
       from operating activities
         Depreciation                                                                  63,089            70,507
         Gain on sale of installment contracts                                       (228,958)         (155,026)
         Deferred income taxes                                                              -                 -
         Stock issued for compensation and
           consulting services                                                        516,200           650,000
         Deferred revenue                                                             804,729         4,415,240
         Changes in operating assets and liabilities
              Accounts receivable                                                  (2,624,125)       (5,926,020)
              Inventory                                                                54,478               380
              Refundable income taxes                                                 180,460          (175,548)
              Prepaid expenses and other                                               20,340            58,289
              Accounts payable                                                       (131,044)          288,089
              Accrued expenses                                                        151,264           613,666
                                                                              ---------------    --------------
                  Net cash from operating activities                               (2,941,309)       (5,806,318)

     CASH FROM INVESTING ACTIVITIES
     Proceeds from the sale of installment contracts                                2,852,013         6,110,202
     Purchase of property and equipment                                                (4,787)          (90,271)
     Increase in other assets                                                         (18,866)          (23,272)
                                                                              ---------------    --------------
         Net cash from investing activities                                         2,828,360         5,996,659

     CASH FROM FINANCING ACTIVITIES
     Borrowings under bank line of credit                                                   -            96,572
     Dividends paid                                                                         -          (144,858)
                                                                              ---------------    --------------
         Net cash from investing activities                                                 -           (48,286)

Effect of exchange rate changes on cash                                               (15,923)          (19,943)
                                                                              ---------------    --------------

Net change in cash                                                                   (128,872)          122,112

Cash at beginning of year                                                             205,772            83,660
                                                                              ---------------    --------------

Cash at end of year                                                           $        76,900    $      205,772
                                                                              ===============    ==============

Supplemental disclosure of cash paid
         Interest paid                                                        $        13,373    $       34,252
         Income taxes paid                                                                  -           204,467

Supplemental schedule of noncash investing and
  financing activities
     Stock issued for acquisition of public shell                                           -             2,000



--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                     ROYAL WATERLILY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF BUSINESS

Royal Waterlily, Inc. (formerly Wapro Group, Inc.) (the Company), a Nevada corporation, is involved through its wholly owned Dutch subsidiaries (Wapro, B.V.; Premier Waterbedden, B.V.; Wekker Waterbedden B.V.; RayMark, B.V.; and RayPro, B.V.) in the manufacture and direct marketing of custom waterbeds in the Netherlands. In addition, the consolidated financial statements include RayFin B.V., a brother-sister company in the business of providing financing services for the customers of the Company. Effective December 10, 1999, the RayFin B.V. stockholders contributed the stock of RayFin B.V. to the Company. The transaction was accounted for in a manner similar to a pooling of interest.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION: The consolidated financial statements present the financial position and results of operations of Royal Waterlily, Inc. and its wholly owned subsidiaries described above and RayFin B.V. All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements.

REVENUE RECOGNITION: The Company records revenue upon the satisfactory installation of the waterbeds. The Company excludes from net revenue amounts attributed to sales under a special cash-back program sponsored by a related party (see Note 3). Amounts subject to this program are reflected as deferred revenue in the accompanying balance sheets. The Company sells its products utilizing installment sale contracts, which are sold to finance companies on a non-recourse basis.

COMMISSION INCOME AND GAIN ON SALE OF INSTALLMENT CONTRACTS: The Company earns commissions from selling life insurance and homeowner's mortgage insurance coverage to the buyers of its waterbeds. The Company also records a gain on the sale of nonrecourse installment contracts. Income from these sources is recognized when the contracts are accepted by the insurance company or the financial institution. The Company is subject to certain charges based upon early payoffs of the insurance contracts. The Company estimates the provisions for early payoffs at the time of sale. Both the commission and revenue are primarily associated with the underlying sale of a waterbed, and accordingly, the Company believes it operates in one segment.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying value of the Company's financial instruments, which include cash, receivables, and debt, approximates fair value due to the short-term maturities of those instruments.

INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory consists principally of raw materials.


--------------------------------------------------------------------------------

                                  (Continued)

                     ROYAL WATERLILY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT: Property and equipment are recorded at cost. Improvements and betterments are capitalized; maintenance and repairs are charged to operations as incurred. Depreciation is provided for financial reporting using the straight-line method over the estimated useful asset lives.

PRODUCT WARRANTY: The Company generally provides a limited factory warranty for a period of ten or fifteen years from the date of installation. Under the provisions of the limited warranty, the Company provides certain limited maintenance for technical difficulties. In addition, the Company provides one free relocation of the bed; one linen replacement; and for sales prior to 1999, water conditioner during the term of the warranty period. A current charge to income is recorded at the time of installation to reflect the amount the Company estimates will be needed to cover future warranty obligations for products sold. Amounts not expected to be paid in the next twelve months are included in the long-term warranty reserve.

RESTRICTED CASH: Restricted cash represents certain unearned amounts associated with commissions from the sale of life and homeowners insurance coverage.

INCOME TAXES: Income taxes include taxes currently due and deferred income taxes, determined utilizing a liability approach. This method gives consideration to the estimated future tax consequences of differences between financial accounting and tax basis of assets and liabilities. At December 31, 2000 and 1999, significant temporary differences arose principally from deferred revenue, compensation expense, and accrued warranty.

A valuation allowance is recorded, if necessary, to reduce deferred tax assets to the amount considered more likely than not to be realized.

ADVERTISING EXPENSES: Included in sales and marketing costs are advertising expenses of $347,853 and $478,197 for 2000 and 1999, respectively.

COMPREHENSIVE INCOME: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes foreign currency translation adjustments, which are also recognized as a separate component of equity.

SEGMENT REPORTING: The Company operates in one market segment, the sale of installed waterbeds. The Company operates in one geographical segment, the Netherlands. Substantially all of the Company's sales are made to customers in the Netherlands.

EARNINGS PER COMMON SHARE: Basic earnings per common share is net income (loss) divided by the weighted average number of common shares outstanding during the period. During the periods presented, the Company had no dilutive securities. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. Stock issued within twelve months prior to the Company's registration with the Securities and Exchange Commission is treated as outstanding for all periods presented.


--------------------------------------------------------------------------------

                                  (Continued)

                     ROYAL WATERLILY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


FOREIGN CURRENCY: The local currency is the functional currency of each of the foreign subsidiaries. These subsidiaries operate in the Netherlands. Assets and liabilities of the Company's foreign subsidiaries are translated using the fiscal year-end exchange rates, and revenue and expenses are translated using average exchange rates prevailing during the year. The effects of translating foreign subsidiaries' financial statements are included as a separate component of stockholders' equity.

ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect certain reported amounts and disclosures, and actual results may differ from these estimates. It is at least reasonably possible that a significant change may occur in the near term for the estimates of warranty reserves.

RECENTLY ISSUED ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standards Board issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt FAS 133 on January 1, 2001. FAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company holds no derivative financial instruments and does not currently engage in hedging activities, adoption of FAS 133 did not have any material impact on the Company's financial position or results of operations.

NOTE 3 - RELATED PARTY TRANSACTIONS

At December 31, 2000 and 1999, $0 and $5,956, respectively, was due from an entity that was a former stockholder of the Company. These amounts represent advances made to this entity. During 1999, $5,956 was advanced to an entity that was a former stockholder of the Company, which was repaid in the year 2000. This advance is non-interest-bearing and due on demand.

At December 31, 2000 and 1999, amounts due from (to) a stockholder of the Company amounted to the following:


                                                           2000          1999
                                                           ----          ----
     Due from (to) stockholder                           (16,423)   $     22,221


During 2000, the amounts due from stockholder were repaid.

The advances bear interest at 5% and are due on demand. Interest received or paid was not material.


--------------------------------------------------------------------------------

                                  (Continued)

                     ROYAL WATERLILY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

During April 1998, the Company entered into an agreement with a foundation affiliated with the stockholders of the Company to sponsor a cash-back incentive program for customers of the Company. In return, the Company pays the foundation 18.5% of the total sales price of each waterbed sold under this incentive. The foundation has agreed to refund the customer their purchase price of the waterbed after a period of 12.5 years if certain conditions and restrictions are met. At December 31, 2000 and 1999, the Company owes the foundation $530,333 and $496,478, respectively, which is included in due to related parties. During 2000, the Company agreed to pay the foundation interest at the rate of 5% on any unpaid balances retroactive to January 1, 1999. Total related interest charged to operations amounted to $35,912 for 2000. Total amounts charged to operations under this incentive program amounted to $37,912 for 2000 and $1,287,784 for 1999 and are included in sales and marketing expenses. The foundation has reinsured this risk with an insurance company that is affiliated with the stockholders of the Company.

The Company has obtained legal advice from counsel in the Netherlands indicating that its customers may have recourse against the Company under this cash-back incentive program. Accordingly, the Company has accounted for this revenue consistently with Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists," and has deferred $757,339 and $4,188,976 of revenues for the years ended December 31, 2000 and 1999, respectively. Amounts included in deferred revenue represent all customers that have registered with the foundation and are eligible under this cash-back incentive program. The Company also defers revenue for outstanding certificates during the registration period. Insurance premiums paid to the foundation have been expensed since the recovery of losses from the foundation is uncertain.

During November 2000, the Company was advised by the insurance company that is affiliated with the stockholders of the Company that it will not insure this risk. Accordingly, the Company discontinued any future payments to the above referenced foundation. The Company believes that it has sufficient reserves related thereto to satisfy possible future claims of its customers.

The Company pays management fees to its stockholders in exchange for management services of the individual owners. Total management fees paid during 2000 and 1999 amounted to $392,156 and $262,119, respectively. Part of the management fees were paid to Jan Sofat, B.V., a wholly owned subsidiary of the principal shareholder's holding company. Jan Sofat, B.V. receives commissions from a finance company which provides financing for customers purchasing the Company's waterbeds. Total amounts received by Jan Sofat, B.V. amounted to $228,940 and $147,561, respectively, for 2000 and 1999 from the finance company.

--------------------------------------------------------------------------------

                                  (Continued)

                     ROYAL WATERLILY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2000 and 1999:


                                                                    2000            1999
                                                                ------------    ------------
     Leasehold improvements                                     $    128,724    $    138,792
     Machinery and equipment                                          47,245          50,940
     Furniture and fixtures                                          203,644         214,367
     Transportation equipment                                          6,493           7,001
                                                                ------------    ------------
                                                                     386,106         411,100
     Accumulated depreciation and amortization                      (164,149)       (108,365)
                                                                ------------    ------------

                                                                $    221,957    $    302,735
                                                                ============    ============


NOTE 5 - BANK LINE OF CREDIT

During January 1999, the Company established a bank line of credit of $106,045. The line bears interest at 1.75% over the Bank's prime rate (5.75% at December 31, 2000) and is due on demand. Borrowings are secured by inventory and property and equipment and the guarantee of certain current and former stockholders. The line also has financial covenants that the Company is required to maintain. At December 31, 2000, the Company is in default of one of the financial covenants.


NOTE 6 - INCOME TAXES

Income tax expense (benefit) was as follows:


                                                                      2000              1999
                                                               ---------------    --------------
     Benefit of net operating loss carryforward                $             -    $            -
     Current                                                           (22,001)          (57,954)
     Deferred                                                         (599,822)       (1,996,347)
     Change in valuation allowance                                     599,822         1,996,347
                                                               ---------------    --------------

                                                               $       (22,001)   $      (57,954)
                                                               ===============    ==============


--------------------------------------------------------------------------------

                                  (Continued)

                     ROYAL WATERLILY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 6 - INCOME TAXES (Continued)

Effective tax rates differ from statutory rates (34%) due to the following:


                                                                                   2000              1999
                                                                             ---------------    --------------
     U.S. federal statutory rate times financial
       statement income (loss)                                               $      (592,213)   $   (1,939,309)
     Effect of difference between U.S. and
       Netherlands rates                                                             (17,447)          (57,038)
     Change in valuation allowance                                                   599,822         1,996,347
     Other                                                                           (12,163)          (57,954)
                                                                             ---------------    --------------

                                                                             $       (22,001)   $      (57,954)
                                                                             ===============    ==============


Year-end deferred tax assets were due to the following:


                                                                                    2000              1999
                                                                             ---------------    --------------
     Deferred tax assets
         Deferred revenue                                                    $     2,482,433    $    2,217,364
         Warranty reserves                                                           232,956           222,117
         Deferred compensation                                                       171,920                 -
         Tax benefit of net operating loss                                           353,260           201,266
         Less valuation allowance                                                 (3,240,569)       (2,640,747)
                                                                             ---------------    --------------

                                                                             $             -    $            -
                                                                             ===============    ==============


At December 31, 1999, the Company has net operating losses of approximately $1,039,000, which have no expiration under Netherlands tax law.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

LEASES: The Company leases its office, warehouse, and manufacturing facility from a former stockholder and a stockholder of the Company. Under the terms of the leases, the Company is required to pay a base rent up to $89,267, adjusted annually by the consumer price index. In addition, the Company is required to pay maintenance and other occupancy costs. The leases expire through February 2004, with renewal provisions through March 1, 2008. In addition, the Company leases certain equipment under terms up to 60 months. These leases have been treated as operating leases by the Company. Total rent expense amounted to $380,166 and $469,321 for 2000 and 1999, respectively. Amounts paid to related parties amounted to $74,715 and $82,800 for 2000 and 1999, respectively. During 2000, a significant number of these equipment leases were either cancelled or matured.


--------------------------------------------------------------------------------

                                  (Continued)

                     ROYAL WATERLILY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

The future minimum rentals as of December 31, 2000 under the above leases are as follows:


       Year                                                     Related Party       Other            Total
       ----                                                     -------------       -----            -----
       2001                                                    $     89,267     $     62,781    $    152,048
       2002                                                          89,267            8,216          97,483
       2003                                                          89,267                -          89,267
       2004                                                          16,285                -          16,285
                                                               ------------     ------------    ------------

                                                               $    284,086     $     70,997    $    355,083
                                                               ============     ============    ============


LITIGATION: There are various legal proceedings against the Company. The Company is of the opinion that, although the outcome of the litigation cannot be predicted with any certainty, the ultimate liability, if any, will not have a material adverse effect on the Company's results of operations.

The Company is proceeding against a number of past customers for certain cancellation provisions of its waterbed purchase contract. These claims result from the customer canceling the order prior to the bed's installation. At December 31, 2000, legal counsel estimates that there are approximately $47,000 of claims that may be realized. The Company does not recognize these claims as income until the final settlement is received.

NOTE 8 - STOCKHOLDERS' EQUITY

On August 6, 1999, Autocapital, Inc. exchanged 57,450 shares of its common stock in exchange for each share of Wapro B.V. common stock in a transaction accounted for as a reverse merger in accordance with Accounting Principles Board Opinion No. 16, wherein the stockholders of Wapro B.V. retained the majority of the outstanding stock of Autocapital, Inc. after the merger. As part of the transaction, the certificate of incorporation of Autocapital, Inc. was amended to change its name to Wapro Group, Inc.

As reflected in the Statement of Stockholders' Equity, the Company recorded the merger with the public shell at its cost, which was zero, since at the time the public shell did not have any assets or equity. The 2,000,000 shares represent the exchange of shares between the companies at the time of the merger.


--------------------------------------------------------------------------------

                                  (Continued)

                     ROYAL WATERLILY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 8 - STOCKHOLDERS' EQUITY (Continued)

In accordance with Staff Accounting Bulletin Topic 1-B, the Company recorded investment banking fees of $243,000 during 1999, resulting from the transfer of the principal stockholder's stock (1,800,000 shares of common stock of the Company) to an investment banker as partial compensation for the transaction described above.

In addition, the Company issued 3,020,000 shares for direct compensation to an investment banker and other financial advisors in connection with the reverse merger described above. As a result, the Company recorded investment banking fees of $407,000 during 1999.

On June 1, 2000, the Company authorized and effectuated a 1 to 25 reverse stock split of all outstanding common shares of the Company. In addition, the Company recapitalized ownership and as a result, the Company recorded compensation expense of $491,200 during 2000 for certain stockholders and officers whose ownership interest increased as a result of this recapitalization. Further, on July 18, 2000, the Company changed its name to Royal Waterlily, Inc. The Company's calculation of loss per share has been restated to reflect the reverse stock split and the recapitalization.

On December 14, 2000, the Company issued 125,000 shares to an investment banker for financial consulting services. The Company charged to operation $25,000 for these services.

NOTE 9 - MANAGEMENT'S PLANS REGARDING CONTINUING OPERATIONS

As shown in the accompanying financial statements, the Company incurred a net loss of $1,747,742 during the year ended December 31, 2000, and as of that date, the Company's current liabilities exceeded its current assets by $1,209,967 and its total liabilities exceeded its total assets by $8,840,412. Those factors create an uncertainty about the Company's ability to continue as a going concern.

Future operations of the Company are intended to continue. Management has reviewed operating results, replaced certain executives in the sales management team, and performed other analyses to improve product saleability. In addition, the Company discontinued its cash-back incentive program during February 2000. The Company's continued existence is dependent upon its ability to achieve profitable operations, obtaining an infusion of capital through debt or equity, maintaining adequate working capital and its ability to sell its installment sales contracts. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


--------------------------------------------------------------------------------

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


               The Company filed no Current Reports on Form 8-K during the quarter ended December 31, 2000.


2.1* Articles and Plan of Exchange by and between Autocapital, Inc., Wapro B.V., C.A.R. Bongers holding Meddo B.V. and Pierson & Niederdorfer
2.2*     Deed of Transfer in Registered Shares in Wapro B.V.
2.3* Articles of Exchange by and between Autocapital, Inc. and Electronic Security Solutions, Inc.
3.1*     Articles of Incorporation, as amended
3.2*     Bylaws
10.1*    Letter Agreement between Autocapital, Inc. and Miller Capital
         Corporation
10.2*    Form of Sales Representative Employment Contract
10.3*    Form of Leasing Agreement and related documentation
10.4*    Form of Money Back Guarantee
10.5* Lease Agreement between Wapro B.V. and Krozenbrink Holding B.V. for the business-space at Driemarkweg 1A at Winterswijk
10.6* Lease Agreement between Rayfin B.V. and C.A.R. Bongers for the business-space at Eelinkstraat 40 at Winterswijk
10.7* Lease Agreement between Wekker Waterbedden B.V. and H.W. Hartman for the business-space at Mollevite 15 at Westervoort
21*      Subsidiaries of the Registrant


* INCORPORATED BY REFERENCE FROM FORM 10SB, FILED AUGUST 1, 2000.

                                   SIGNATURES


         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ROYAL WATERLILY, INC.


Date:  March 30, 2001                 By: /s/ C.A.R. BONGERS
            ---                          ---------------------------------------
                                             C.A.R. Bongers



           SIGNATURE                                  TITLE                         DATE

                                             Chairman of the Board and
/s/ C.A.R. BONGERS                           Chief Executive Officer           March 30, 2001
----------------------------------
C.A.R. Bongers
                                             Executive Vice President,
                                             Chief Financial Officer,
/s/ G. J. HIETKAMP                           Secretary and Director            March 30, 2001
----------------------------------
G.J. Hietkamp
