Form 10QSB
period 2001-03-31
ROYAL WATERLILY INC
filed 2001-05-21
CIK 1120691

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITEIS AND EXCHANGE OCMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For quarterly period ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT OT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from               , 19      , to               , 19      .

Commission File Number 0-31211
CUSIP NUMBER 78074 V 108

ROYAL WATERLILY, INC.
(Exact Name of Registrant as Specified in Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	86-0840145 (I.R.S. Employer Identification Number)
1-A Driemarkweg, Winterswijk, The Netherlands

011-31-543-533-136
(Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    There were 3,125,000 shares of the Registrant's $.0001 par value common stock as of March 31, 2001

    Transitional Small Business Format (check one) Yes /x/  No / /

PART I—FINANCIAL INFORMATION
ITEM 1—FINANCIAL STATEMENTS

Financial Statements
Royal Waterlily, Inc.
Three Months Ended March 31, 2001
(Unaudited)

Contents

Financial Statements:

Balance Sheet for March 31, 2001 (Unaudited)	4
Statements of Operations for the three months ended March 31, 2001 and 2000 (Unaudited)	5
Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000 (Unaudited)	6
Notes to Financial Statements	7

3.

ROYAL WATERLILY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets
Cash	$475,563	$76,900
Trade accounts receivable	41,446	14,824
Inventory	66,646	93,091
Income taxes receivable	—	78,519
Prepaid expenses	10,017	11,250

Total current assets	593,672	274,584
Property and equipment	366,644	386,106
Accumulated depreciation	(170,519)	(164,149)

Net property and equipment	196,125	221,957
Restricted cash	30,361	31,993
Other	19,724	20,785

	$839,882	$549,319

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Bank line of credit	$80,138	$84,448
Investment obligations	374,291	—
Accounts payable	353,434	284,338
Payroll and other taxes payable	215,526	228,702
Due to related parties	526,560	546,639
Warranty reserve	50,086	63,336
Other	292,283	277,088

Total current liabilities	1,892,318	1,484,551
Long-term warranty reserve	591,087	602,252
Deferred revenue	6,899,682	7,302,928
Commitments and contingencies
Stockholders' equity (deficiency)
Preferred stock, $.001 par value, authorized 5,000,000, none outstanding	—	—
Common stock, $.001 par value, authorized 45,000,000 shares; issued and outstanding 3,125,000	3,125	3,125
Additional paid-in capital	1,186,055	1,186,055
Accumulated other comprehensive income	1,863,451	1,407,857
Accumulated deficit	(11,595,836)	(11,437,449)

	(8,543,205)	(8,840,412)

	$839,882	$549,319

See accompanying notes to condensed consolidated financial statements.

4.

ROYAL WATERLILY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

	Three months ended March 31,
	2001	2000
	(unaudited)
Revenue
Sales	$590,003	$335,607
Gain on sale of installment contracts	69,161	40,265
Commission	68,779	21,175

Net revenue	727,943	397,047
Costs and expenses
Material cost of sales	119,076	206,347
Sales and marketing	156,620	407,545
General and administrative	575,339	588,578
Depreciation and amortization	15,378	16,751

	866,413	1,219,221

Operating loss	(138,470)	(822,174)
Other expense
Interest expense	19,917	4,493

	19,917	4,493

Loss before taxes	(158,387)	(826,667)
Income taxes (benefit)	—	—

Net loss	$(158,387)	$(826,667)

Basic and diluted net loss per share	$(.05)	$(.28)

Weighted average number of common shares outstanding	3,125,000	3,000,000

Comprehensive income (loss)
Net loss	$(158,387)	$(826,667)
Change in cumulative translation adjustment	455,594	438,268

Comprehensive income (loss)	$297,207	$(388,399)

See accompanying notes to condensed consolidated financial statements.

5.

ROYAL WATERLILY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2001	2000
	(unaudited)
Cash from operating activities
Net loss	$(158,387)	$(826,667)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	15,378	16,751
Gain on sale of installment contracts	(69,161)	(40,265)
Deferred revenue	(11,554)	707,016
Changes in operating assets and liabilities
Accounts receivable	(590,003)	(1,049,231)
Inventory	22,509	53,932
Refundable income taxes	77,312	—
Prepaid expenses and other	683	13,894
Accounts payable	86,755	(21,762)
Accrued expenses	25,405	75,110

Net cash from operating activities	(601,063)	(1,071,222)
Cash from investing activities
Proceeds from the sale of installment contracts	630,756	1,035,228
Purchase of property and equipment	(256)	(2,968)
Increase in other assets	(2)	(19)

Net cash from investing activities	630,498	1,032,241
Cash from financing activities
Proceeds from investment obligations	388,361	—

Net cash from financing activities	388,361	—

Effect of exchange rate changes on cash	(19,133)	18,362

Net change in cash	398,663	(20,619)
Cash at beginning of period	76,900	205,772

Cash at end of period	$475,563	$185,153

Supplemental disclosure of cash paid
Interest paid	$—	$4,493
Income taxes paid (received)	(77,312)	—

See accompanying notes to condensed consolidated financial statements.

6.

ROYAL WATERLILY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Description of Business:  Royal Waterlily, Inc. (formerly Wapro Group, Inc.) (the Company), a Nevada corporation, is involved through its wholly owned Dutch subsidiaries (Wapro, B.V.; Premier Waterbedden, B.V.; Wekker Waterbedden B.V.; RayMark, B.V.; RayPro, B.V. and RayFin, B.V.) in the manufacture and direct marketing of custom waterbeds in the Netherlands.

    Interim Results:  The accompanying condensed consolidated balance sheets at March 31, 2001 and the condensed consolidated statements of operations and comprehensive income (loss) and cash flows for the three-month periods ended March 31, 2001 and 2000 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results expected for the full calendar year. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the Company's December 31, 2000 financial statements and notes thereto contained in the Company's Form 10-KSB.

NOTE 2—MANAGEMENT'S PLANS REGARDING CONTINUING OPERATIONS

    Future operations of the Company are intended to continue. Management has reviewed operating results, replaced certain executives in the sales management team, and performed other analyses to improve product salability. In addition, the Company discontinued its cash-back incentive program during February 2000. The Company's continued existence is dependent upon its ability to achieve profitable operations and maintain adequate bank financing and working capital, its ability to sell its installment sales contracts, and its ability to generate new sources of debt or equity. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3—INVESTMENT OBLIGATIONS

    During 2001, the Company entered into an informal loan agreement with Baumgartner & Baumgartner Finance Corporation N.V. (B & B). In connection therewith, B & B agreed to borrow up to 25 million Euro ($21,967,600 at March 31, 2001) at the rate of 12% per annum payable monthly, due April 2006. This loan agreement also provides the Company with an option to convert this debt into equity of the Company stock at a price equal to the average of the closing price of the Company stock for the thirty days preceding that date. The loan agreement also provides for limitations on liens or other encumbrances. For the three months ended March 31, 2001, the Company received proceeds of $388,361. The Company calculated fully diluted earnings per share and found the result to be anti-dilutive.

7.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

    The following table sets forth certain operations data for the three months ended March 31, 2001 and 2000. This information should be read in conjunction with our financial statements and notes included elsewhere. This financial information has not been audited. However, this information includes all adjustments, consisting of only normal recurring adjustments, that we consider necessary for a fair presentation of the financial position, operating results, and cash flows for such periods. Results for the interim periods are not necessarily indicative of results for the full year or any future period.

	Three Months Ended March 31,
	2001	2000
Revenue
Sales	$590,003	$335,607
Gain on sale of installment contracts	69,161	40,265
Commission	68,779	21,175

Net income	727,943	397,047
Costs and expenses
Material cost of sales	119,076	206,347
Sales and marketing	156,620	407,545
General and administrative	575,339	588,578
Depreciation and amortization	15,378	16,751

	866,413	1,219,221

Operating loss	(138,470)	(822,174)
Other expense (income)
Interest expense	19,917	4,493

	19,917	4,493

Loss before taxes	(158,387)	(826,667)
Income taxes	—	—

Net loss	$(158,387)	$(826,667)

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

    REVENUES:  Revenues for the three months ended March 31, 2001 increased $330,896 or 83% to $727,943 from $397,047 for the three months ended March 31, 2000. During 2001, there was a 39% decrease in waterbed unit sales from 2000. The sales of our waterbed units decreased primarily because of the loss of sales representatives and the discontinuance of the cash-back incentive program in February 2000. Because of the discontinuance of the cash-back program, the Company's recorded sales

8.

revenue has increased due to the elimination of any associated deferred revenue relating to the cash-back program. In addition, revenue from commissions and gain on sale of installment contracts increased from $61,440 in 2000 to $137,940 in 2001.

    COSTS AND EXPENSES:  Costs and expenses for the three months ended March 31, 2001 decreased $352,808, or 29%, to $866,413 from $1,219,221 for the three months ended March 31, 2000. This decrease is principally due to reductions in waterbed sales. In addition, during 2000, we streamlined our operations and made numerous cost cutting measures, which reduced sales, marketing, general, and administrative expenses.

    INTEREST EXPENSE:  Interest expense for the three months of 2001 was $19,917 versus $4,493 in 2000. This increase is associated with the interest costs on new investment obligation.

    NET INCOME (LOSS):  Net loss for the three months ended March 31, 2001 decreased $668,280 to $(158,387) compared to the $(826,667) reported for the three months ended March 31, 2000. The decrease was due to the various factors discussed above.

    LIQUIDITY AND CAPITAL RESOURCES:  Our principal capital and liquidity needs historically have been related to funding the working capital, sales, and marketing activities; developing the manufacturing infrastructure; and establishing customer service and support operations. Our capital needs have been predominantly met through our ability to sell customer lease contracts on a nonrecourse basis to financing institutions.

    During April 1999, we entered into an agreement with a foundation affiliated with our stockholders to sponsor a cash-back incentive program for our customers. In return, we pay the foundation 18.5% of the total sales price of each waterbed sold under this incentive program. Under this program, the foundation agreed to refund the customer their purchase price of the waterbed after a 12.5-year period if certain conditions and restrictions are met. For the three months ended March 31, 2000, we expensed $167,113 for premiums paid to the foundation under this program. However, we obtained legal advice from counsel in the Netherlands indicating that our customers may have recourse against us under this cash-back incentive program. Accordingly, we have accounted for this revenue consistently with Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists." Consequently, we have deferred $659,356 of revenue for the three months ended March 31, 2000. During February 2000, this cash-back program was discontinued.

    Net cash from operating activities was $(601,063) and $(1,071,222) for the three months ended March 31, 2001 and 2000, respectively. As described below, we sell our installment contracts to financial institutions. The proceeds received from these financial institutions offset the usages of cash from operating activities.

    Net cash from investing activities was $630,498 and $1,032,241 for the three months ended March 31, 2001 and 2000, respectively. The majority of the cash from investing activities is from proceeds on the sale of installment contracts. We sell these installment contracts to financial institutions on a nonrecourse basis.

    During 2001, the Company entered into an informal loan agreement with Baumgartner & Baumgartner Finance Corporation N.V. (B&B). In connection therewith, B&B agreed to borrow up to 25 million Euro ($21,967,600 at March 31, 2001) at the rate of 12% per annum payable monthly, due April 2006. This loan agreement also provides the Company with an option to convert this debt into equity of the Company stock at a price equal to the average of the closing price of the Company stock for the thirty days preceding that date. The loan agreement also provides for limitations on liens or other encumbrances. For the three months ended March 31, 2001, the Company received proceeds of $388,361.

9.

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

    Subsequent to March 31, 2001, the majority stockholder and management of the Company have determined that it is in the best long-term interest of the Company to divest itself of Wapro, B.V. to C.A.R. Bongers Holdings Meddo B.V. (the majority stockholder of the Company). The parties are currently finalizing the terms of this transaction. Management believes that the divestiture of Wapro, B.V. is in the Company's best interest because it will eliminate the liabilities and deferred revenues relating to the operations of Wapro, B.V.

    It is anticipated that the Company will capitalize Wapro, B.V. with approximately $400,000. Management anticipates that the Company will save approximately $300,000 to $400,000 over the next 12 months by divesting Wapro, B.V. Management intends to focus upon developing the business strategy and mission of the Company, which is to become a worldwide market leader in the segmented waterbed market. The Company intends to achieve this objective through an aggressive acquisition program utilizing cash reserves and the Company's securities.

    There are significant conditions that still must be fulfilled in order to finalize the sale of Wapro, B.V. Specifically, the parties need to enter into formal acquisition documents. The Company will request that a majority of the stockholders, other than C.A.R. Bongers Holdings Meddo B.V., approve this transaction. The Company anticipates filing an information statement in the near future relating to this transaction. Also, counsel to the Company has recommended that legal opinions be obtained that under Dutch law this transaction would not be considered a fraudulent conveyance and that liabilities of Wapro, B.V. will not be attributed to the Company. The Company intends to file a Form 8-K at such time as definitive documents are executed.

    RECENTLY ISSUED ACCOUNTING STANDARDS:  In June 1998, the Financial Accounting Standards Board issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities." We had adopted FAS 133 on January 1, 2001. FAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we hold no derivative financial instruments and do not currently engage in hedging activities, adoption of FAS 133 did not have a material impact on our financial position or results of operations.

    INTEREST RATE RISK:  As of March 31, 2001, we have an outstanding balance of $79,598 under a bank line of credit with interest at prime rate plus 1.75% and $374,291 outstanding under an informal loan agreement, which bears interest at 12%. A 10% movement in market interest rates would not significantly impact our financial position or results of operations.

10.

PART II

ITEM 1—LEGAL PROCEEDINGS. None.

ITEM 2—CHANGES IN SECURITIES.  None.

ITEM 4—SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS. None.

ITEM 5—OTHER MATTERS. None.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits included herewith are:
None

(b)
Reports on Form 8-K. None.

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

ROYAL WATERLILY, INC.
Dated:	May 18, 2001	By:	/s/ C. A. R. BONGERS C. A. R. Bongers Chairman of the Board Chief Executive Officer
Dated:	May 18, 2001	By:	/s/ G. J. HIETKAMP G. J. Hietkamp Executive vice President, Chief Financial Officer, Principal Accounting Officer, Secretary and Director

QuickLinks

Contents
ROYAL WATERLILY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
ROYAL WATERLILY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
ROYAL WATERLILY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
ROYAL WATERLILY, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II
SIGNATURES