Form 10QSB
period 2001-06-30
ROYAL WATERLILY INC
filed 2001-10-23
CIK 1120691

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.
For quarterly period ended June 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from            , 19  , to      , 19  .

Commission File Number 0-31211
CUSIP NUMBER 78074 V 108

ROYAL WATERLILY, INC.
(Exact Name of Registrant as Specified in Charter)

Nevada	86-0840145
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Kobstederstraat 68, Winterswijk, The Netherlands

011-31-543-532-2508
(Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    There were 3,125,000 shares of the Registrant's $.0001 par value common stock as of June 30, 2001

    Transitional Small Business Format (check one) Yes /x/  No / /

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

Royal Waterlily, Inc.

Financial Statements

Six Months Ended June 30, 2001 and 2000
(Unaudited)

Contents

Financial Statements:
Condensed Consolidated Balance Sheet for June 30, 2001 (Unaudited)	1
Condensed Consolidated Statements of Operations for the six and three months ended June 30, 2001 and 2000 (Unaudited)	2
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000 (Unaudited)	3
Notes to Financial Statements	5-9

ROYAL WATERLILY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,059,358	$76,900
Trade accounts receivable		14,824
Inventory		93,091
Income taxes receivable	—	78,519
Prepaid expenses	4,360	11,250

Total current assets	1,063,718	274,584
Property and equipment		386,106
Accumulated depreciation		(164,149)

Net property and equipment		221,957
Restricted cash		31,993
Other	4,805	20,785

	$1,068,523	$549,319

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Current portion of obligations of divested company	$1,045,164	$—
Bank line of credit		84,448
Accounts payable	95,030	284,338
Payroll and other taxes payable		228,702
Due to related parties		546,639
Warranty reserve		63,336
Other	12,625	277,088

Total current liabilities	1,152,819	1,484,551
Long-term warranty reserve		602,252
Investment obligation	1,151,567	—
Deferred revenue	—	7,302,928
Obligations of divested company	1,633,105	—
Commitments and contingencies
Stockholders' equity (deficiency)
Preferred stock, $.001 par value, authorized 5,000,000, none outstanding	—	—
Common stock, $.001 par value, authorized 45,000,000 shares; issued and outstanding 3,125,000	3,125	3,125
Additional paid-in capital	7,050,991	1,186,055
Accumulated other comprehensive income	1,891,673	1,407,857
Accumulated deficit	(11,814,757)	(11,437,449)

	(2,868,968)	(8,840,412)

	$1,068,523	$549,319

See accompanying notes to condensed consolidated financial statements.

ROYAL WATERLILY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30,		Three Months Ended June 30,
	2001	2000	2001		2000
	(unaudited)		(unaudited)
Revenue
Sales	$590,003	$860,226	$		$524,619
Gain on sale of installment contracts	69,161	91,360			51,095
Commission	68,779	93,309			72,134

Net revenue	727,943	1,044,895			647,848
Costs and expenses
Material cost of sales	119,076	346,816			140,469
Sales and marketing	186,681	642,104		30,061	234,559
General and administrative	732,760	1,615,941		157,421	1,027,363
Depreciation and amortization	15,378	32,761			16,010

	1,053,895	2,637,622		187,482	1,418,401

Operating loss	(325,952)	(1,592,727)		(187,482)	(770,553)
Other expense
Interest expense	56,534	47,958		36,617	43,465
Interest income	(5,178)	(8,765)		(5,178)	(8,765)

	51,356	39,193		31,439	34,700

Loss before taxes	(377,308)	(1,631,920)		(218,921)	(805,253)
Income taxes (benefit)	—	(11,434)		—	(11,434)

Net loss	$(377,308)	$(1,620,486)		$(218,921)	$(793,819)

Basic and diluted net loss per share	$(.12)	$(.54)		$(.07)	$(.26)

Weighted average number of common shares outstanding	3,125,000	3,000,000		3,125,000	3,000,000

Comprehensive income (loss)
Net loss	$(377,308)	$(1,620,486)		$(218,921)	$(793,819)
Change in cumulative translation adjustment	483,816	393,028		28,222	(45,240)

Comprehensive income (loss)	$106,508	$(1,227,458)		$190,699	$(839,059)

See accompanying notes to condensed consolidated financial statements.

ROYAL WATERLILY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2001	2000
	(unaudited)
Cash from operating activities
Net loss	$(377,308)	$(1,620,486)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	15,378	32,761
Gain on sale of installment contracts	(69,161)	(91,360)
Deferred income taxes	—	—
Stock issued for compensation	—	491,200
Deferred revenue	(11,554)	828,293
Changes in operating assets and liabilities
Accounts receivable	(590,003)	(1,765,676)
Inventory	22,509	65,762
Refundable income taxes	77,312	198,999
Prepaid expenses and other	(8,482)	9,572
Accounts payable	181,785	(49,484)
Accrued expenses	38,030	132,063

Net cash from operating activities	(721,494)	(1,768,356)
Cash from investing activities
Proceeds from the sale of installment contracts	630,756	1,779,879
Purchase of property and equipment	(256)	(3,604)
Increase in other assets	(2)	(18)

Net cash from investing activities	630,498	1,776,257
Cash from financing activities
Proceeds from investment obligations	1,151,567	—

Net cash from financing activities	1,151,567	—

Effect of exchange rate changes on cash	(78,113)	(9,807)

Net change in cash	982,458	(1,906)
Cash at beginning of period	76,900	205,772

Cash and cash equivalents at end of period	$1,059,358	$203,866

Supplemental disclosure of cash paid
Interest paid	$56,534	$5,253
Supplemental schedule of noncash investing and financing activities
Divestiture of subsidiary to principal shareholder	5,864,936	—

(Continued)

ROYAL WATERLILY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Description of Business:  Royal Waterlily, Inc. (formerly Wapro Group, Inc.) (the Company), a Nevada corporation, is involved through its wholly owned Dutch subsidiaries (Wapro, B.V.; Premier Waterbedden, B.V.; Wekker Waterbedden B.V.; RayMark, B.V.; RayPro, B.V. and RayFin, B.V.) in the manufacture and direct marketing of custom waterbeds in the Netherlands. On April 1, 2001, the Company divested its wholly owned Dutch subsidiaries to its principal stockholder (see Note 3).

    Interim Results:  The accompanying condensed consolidated balance sheets at June 30, 2001 and the condensed consolidated statements of operations and comprehensive income (loss) and cash flows for the six-month periods ended June 30, 2001 and 2000 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results expected for the full calendar year. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the Company's December 31, 2000 financial statements and notes thereto contained in the Company's Form 10-KSB. The financial statements as of June 30, 2001 and for the six and three month periods ended June 30, 2001 have not been reviewed by an independent public accountant as required under Regulation S-X of the Securities and Exchange Commission.

NOTE 2—INVESTMENT OBLIGATIONS

    During 2001, the Company entered into an informal loan agreement with Baumgartner & Baumgartner Finance Corporation N.V. (B & B). In connection therewith, B & B agreed to borrow up to 25 million Euro at the rate of 12% per annum payable monthly, due April 2006. This loan agreement also provides the Company with an option to convert this debt into equity of the Company stock at a price equal to the average of the closing price of the Company stock for the thirty days preceding that date. The loan agreement also provides for limitations on liens or other encumbrances. For the six months ended June 30, 2001, the Company received proceeds of $1,151,567. The Company did not calculate fully diluted earnings per share since the impact of this obligation to earnings per share is anti-dilutive.

NOTE 3—DIVESTITURE OF SUBSIDIARIES

    The majority stockholder and management of the Company have determined that it is in the best long-term interest of the Company to divest itself of Wapro, B.V. and its wholly owned subsidiaries to C.A.R. Bongers Holdings Meddo B.V. (the majority stockholder of the Company). The parties are currently finalizing the terms of this transaction, which was effective on April 1, 2001. Management believes that the divestiture of Wapro, B.V. and its wholly owned subsidiaries is in the Company's best interest because it will eliminate the liabilities and defer revenues relating to the operations of Wapro, B.V. As a result of this divestiture, the Company increased additional paid-in-capital by $5,864,936.

    As a consequence to the Company functioning as a director of Wapro B.V. for the time period November 1, 1999 through March 31, 2001, there are uncertainties with respect to the Company's obligations for any Wapro, B.V. activities. As a result, the Company has maintained these obligations ($2,678,269) in its balance sheet at June 30, 2001. Upon the discharge of these obligations by Wapro, B.V., the amount will be treated as a contribution to capital.

(Continued)

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

    There are significant conditions that still must be fulfilled in order to finalize the sale of Wapro, B.V. Also, counsel to the Company has recommended that legal opinions be obtained that under Dutch law this transaction would not be considered a fraudulent conveyance and that liabilities of Wapro, B.V. will not be attributed to the Company. The Company intends to file a Form 8-K at such time as definitive documents are executed. Mr. Bongers has informed the Company that Wapro B.V. has filed for bankruptcy protection in The Netherlands. The effect of this filing on the Company is uncertain.

(Continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the financial statements and the related notes. The financial statements as of June 30, 2001 and for the six and three month periods ended June 30, 2001 have not been received by an independent public accountant as required under Regulation 5-x of the Security and Exchange Commission. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties such as our plans, objectives, expectations, and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

RESULTS OF OPERATIONS

    As more fully described in Note 3 to the Company's financial statements, the majority stockholder and management of the Company have determined that it is in the best long-term interest of the Company to divest itself of Wapro, B.V. and its wholly owned subsidiaries to C.A.R. Bongers Holdings Meddo B.V. (the majority stockholder of the Company). The parties are currently finalizing the terms of this transaction, which was effective on April 1, 2001. Management believes that the divestiture of Wapro, B.V. and its wholly owned subsidiaries is in the Company's best interest because it will eliminate the liabilities and defer revenues relating to the operations of Wapro, B.V.

    As a consequence to the Company functioning as a director of Wapro B.V. for the time period November 1, 1999 through March 31, 2001, there are uncertainties with respect to the Company's obligations for any Wapro, B.V. activities. As a result, the Company has maintained these obligations ($2,678,269) in its balance sheet at June 30, 2001. Upon the discharge of these obligations by Wapro, B.V., the amount will be treated as a contribution to capital.

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

    As a result of the above, a comparison of financial results is determined to be not meaningful.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal capital and liquidity needs historically have been related to funding the working capital, sales, and marketing activities; developing the manufacturing infrastructure; and establishing customer service and support operations. Our capital needs have been predominantly met though our ability to sell customer lease contracts on a nonrecourse basis to financing institutions.

(Continued)

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

    Net cash from operating activities was $(721,494) and $(1,768,356) for the six months ended June 30, 2001 and 2000, respectively. As described below, we sell our installment contracts to financial institutions. The proceeds received from these financial institutions offset the usages of cash from operating activities.

    Net cash from investing activities was $630,498 and $1,776,257 for the six months ended June 30, 2001 and 2000, respectively. The majority of the cash from investing activities is from proceeds on the sale of installment contracts. We sell these installment contracts to financial institutions on a nonrecourse basis.

    During 2001, the Company entered into an informal loan agreement with Baumgartner & Baumgartner Finance Corporation N.V. (B&B). In connection therewith, B&B agreed to borrow up to 25 million Euro ($21,226,000 at June 30, 2001) at the rate of 12% per annum payable monthly, due April 2006. This loan agreement also provides the Company with an option to convert this debt into equity of the Company stock at a price equal to the average of the closing price of the Company stock for the thirty days preceding that date. The loan agreement also provides for limitations on liens or other encumbrances. For the six months ended June 30, 2001, the Company received proceeds of $1,151,567.

(Continued)

PART II

ITEM 1—LEGAL PROCEEDINGS.

    None.

ITEM 2—CHANGES IN SECURITIES.

    None.

ITEM 4—SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

    None.

ITEM 5—OTHER MATTERS.

    None.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits included herewith are:
None.
(b)	Reports on Form 8-K.
None.

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

ROYAL WATERLILY, INC.
Dated:	October 19, 2001	By:	/s/ C. A. R. Bongers C. A. R. Bongers Chairman of the Board Chief Executive Officer
Dated:	October 19, 2001	By:	/s/ G. J. Hietkamp G. J. Hietkamp Executive Vice President, Chief Financial Officer, Principal Accounting Officer, Secretary and Director

QuickLinks

Royal Waterlily, Inc. Financial Statements Six Months Ended June 30, 2001 and 2000 (Unaudited)
Contents
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PART II
  ITEM 1—LEGAL PROCEEDINGS.
  ITEM 2—CHANGES IN SECURITIES.
  ITEM 4—SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
  ITEM 5—OTHER MATTERS.
  ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES